Form 10-Q
period 2025-06-30
Jefferson Capital, Inc. / DE
filed 2025-08-14
CIK 2046042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-42718

Jefferson Capital, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	33-1923926
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

600 SOUTH HIGHWAY 169, SUITE 1575,

MINNEAPOLIS, MINNESOTA 55426

(Address of principal executive offices, zip code)

(320) 229-8505

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common stock, $0.0001 par value per share	JCAP	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of August 13, 2025 was 58,266,307.

		Page

Part I	Financial Information

Item 1.	Combined and Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	6

	Combined and Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2025 and 2024 (Unaudited)	7

	Combined and Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended June 30, 2025 and 2024 (Unaudited)	8

	Combined and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited)	9

	Notes to Combined and Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	66

Item 4.	Controls and Procedures	67

Part II	Other Information	68

Item 1.	Legal Proceedings	68

Item 1A.	Risk Factors	68

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	87

Item 3.	Defaults Upon Senior Securities	87

Item 4.	Mine Safety Disclosures	87

Item 5.	Other Information	88

Item 6.	Exhibits	88

Exhibit Index		88

Signatures		90

BASIS OF PRESENTATION

Except as otherwise indicated or as the context otherwise requires, all references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “we,” “our,” and “us” and similar terms refer to Jefferson Capital, Inc. a Delaware corporation, together with its subsidiaries. Unless otherwise indicated, all references to our financial information are to the combined and condensed consolidated financial information of the Company and references to “dollars” and “$” in this Quarterly Report are to, and amounts are presented in, U.S. dollars. Financial data as of and for the three months and six months ended June 30, 2025 and December 31, 2024, relate to financial information of the Company on a combined and condensed consolidated basis.

Special Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements about Jefferson Capital, Inc. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, future economic conditions and the anticipated future revenue, expenses, financial condition, asset quality, capital and liquidity levels, plans, prospects and operations of Jefferson Capital, Inc. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “projects,” “forecasts,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.”

Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those set forth in forward-looking statements.  Factors that may materially affect such forward-looking statements include:

●	Deterioration in general business and economic conditions or turbulence in domestic or global financial markets, which could adversely affect Jefferson Capital, Inc.’s revenues and the values of its assets and liabilities;
●	Turmoil and volatility in the financial services industry;
●	Actions taken by governmental agencies to stabilize the financial system and the effectiveness of such actions;
●	Changes in interest rates;
●	Increases in unemployment rates;
●	Impacts of current, pending or future litigation and governmental proceedings;
●	Increased competition from both banks and non-banks;
●	Effects of climate change and related physical and transition risks;
●	Changes in customer behavior and preferences and the ability to implement technological changes to respond to customer needs and meet competitive demands;
●	Failures or disruptions in or breaches of Jefferson Capital, Inc’s operational, technology or security systems or infrastructure, or those of third parties, including as a result of cybersecurity incidents;
●	Failures to safeguard personal information;
●	Impacts of pandemics, natural disasters, terrorist activities, civil unrest, international hostilities and geopolitical events;
●	Impacts of supply chain disruptions, rising inflation, slower growth or a recession;
●	Failure to execute on strategic or operational plans;

●	Effects of mergers and acquisitions and related integration;
●	Effects of critical accounting policies and judgments;
●	Effects of changes in or interpretations of tax laws and regulations; and
●	Management’s ability to effectively manage market risk, operational risk, compliance risk, strategic risk, liquidity risk and reputation risk.

Factors other than these risks, including those described under the sections in this Quarterly Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report, also could adversely affect Jefferson Capital, Inc.’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date hereof, and Jefferson Capital, Inc. undertakes no obligation to update them in light of new information or future events, except as required by applicable law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Summary Risk Factors

Investing in our common stock involves substantial risk. Our ability to execute our strategy is also subject to certain risks. The risks described under the heading “Risk Factors” in this Quarterly Report may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks we face include the following:

●	A deterioration in the economic or inflationary environment in the countries in which we operate could have an adverse effect on our business and results of operations.
●	We may not be able to continually replace our nonperforming loans with additional portfolios sufficient to operate efficiently and profitably, or we may not be able to purchase nonperforming loans at appropriate prices.
●	We may not be able to collect sufficient amounts on our nonperforming loans to fund our operations.
●	Our collections may decrease if certain types of insolvency proceedings and bankruptcy filings involving liquidations increase.
●	We outsource and offshore certain activities related to our business to third parties. Any disruption or failure of these third parties to provide these services could adversely affect our business operations, financial condition and reputation.
●	Disruptions at our co-sourced operation in Mumbai could adversely impact our business.
●	Goodwill impairment charges could negatively impact our net income and stockholders’ equity.
●	Our loss contingency accruals may not be adequate to cover actual losses.
●	Solicitors of Moriarty, our wholly-owned law firm subsidiary in the United Kingdom, could act outside our interests and/or regulatory bodies to which such law firm subsidiary and its solicitors are subject could take enforcement action or impose sanctions that could impact our business, financial condition and results of operations.
●	Our expected collections from the Conn’s Portfolio Purchase may not be realized, or our expenses from the full-time equivalents (“FTE”) that were formerly employed by Conn’s may be higher than we anticipated, which may adversely impact our financial results.
●	Our international operations expose us to risks, which could harm our business, financial condition and results of operations.
●	We may experience losses on portfolios consisting of new asset classes of receivables or receivables in new geographies due to our lack of collection experience with these receivables, which could harm our business, financial condition and results of operations.

●	Compliance with complex and evolving international and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions.
●	Evolving regulation, particularly in Latin America, where the regulatory environment is less restrictive with respect to the use of certain new technologies and where we test new collection capabilities before broader adoption across our business, could adversely affect our business, financial condition and results of operations.
●	Our ability to collect and enforce our nonperforming and performing loans may be limited under federal, state and international laws, regulations and policies.
●	The regulation of data privacy in the United States and globally, or an inability to effectively manage our data governance structures, could have an adverse effect on our business, financial condition and results of operations by increasing our compliance costs or decreasing our competitiveness.
●	We are dependent on our data gathering systems and proprietary consumer profiles, and if access to such data was lost or became public, our business could be materially and adversely affected.
●	A cybersecurity incident could damage our reputation and adversely impact our business and financial results.
●	The underperformance or failure of our information technology infrastructure, networks or communication systems could result in a loss in productivity, loss of competitive advantage and business disruption.
●	We may not be able to adequately protect the intellectual property rights upon which we rely and, as a result, any lack of protection may diminish our competitive advantage.
●	Our use of machine learning and AI technologies could adversely affect our products and services, harm our reputation, or cause us to incur liability resulting from harm to individuals or violation of laws and regulations or contracts to which we are a party.
●	We expect to use leverage in executing our business strategy, which may have adverse consequences.
●	We may not be able to generate sufficient cash flow or complete alternative financing plans, including raising additional capital, to meet our debt service obligations.
●	The JCF Stockholders (as defined below) control us, and their interests may conflict with ours or yours in the future, including with respect to matters that involve corporate opportunities.
●	We are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Part 1. Financial Information

Jefferson Capital, Inc.

Combined and Condensed Consolidated Balance Sheets

(Unaudited, in Thousands)

	June 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$51,651	$35,506
Restricted cash	3,849	2,737
Accounts receivable	20,425	16,532
Prepaid expenses	6,253	2,791
Current tax receivable	1,697	1,562
Other assets	9,200	10,038
Investments in receivables, net	1,589,801	1,497,748
Credit card receivables (net of allowance for	16,238	17,176
credit losses of $1,733 and $1,907)
Property, plant and equipment, net	2,304	2,274
Other intangible assets, net	8,157	10,237
Goodwill	58,043	57,683
Total Assets	$1,767,618	$1,654,284

Liabilities
Accounts payable and accrued expenses	$76,425	$69,975
Other liabilities	4,858	4,861
Deferred tax liabilities	94,057	2,193
Notes payable, net	1,181,470	1,194,726
Total Liabilities	$1,356,810	$1,271,755

Stockholder's Equity
Common Stock par value $0.0001 per share; 64,685,082 shares and 0 shares authorized as of June 30, 2025 and December 31, 2024 and 58,266,307 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	$6	$—
Additional paid-in capital	(69,497)	—
Retained earnings	477,576	398,122
Accumulated other comprehensive income (loss)	2,723	(15,593)
Total stockholder's equity	$410,808	$382,529
Total Liabilities and Stockholder's Equity	$1,767,618	$1,654,284

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited in Thousands, except for Earnings Per Share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Total portfolio income	$138,877	$94,699	$277,571	$186,103
Changes in recoveries	1,556	(41)	5,176	(125)
Total portfolio revenue	140,433	94,658	282,747	185,978
Credit card revenue	1,798	2,083	3,696	4,305
Servicing revenue	10,477	7,063	21,208	13,476
Total Revenues	152,708	103,804	307,651	203,759
Provision for credit losses	560	983	1,101	1,770
Operating Expenses
Salaries and benefits	6,254	12,299	20,276	23,407
Servicing expenses	43,546	30,810	86,339	62,627
Depreciation and amortization	1,250	559	2,854	1,129
Professional fees	9,444	2,124	11,611	4,036
Other selling, general and administrative	5,013	1,882	9,562	3,715
Total Operating Expenses	65,507	47,674	130,642	94,914
Net Operating Income	86,641	55,147	175,908	107,075

Other Income (Expense)
Interest expense	(25,824)	(18,199)	(50,717)	(35,436)
Foreign exchange and other income (expense)	1,089	(2,881)	3,620	(2,741)
Total other expense	(24,735)	(21,080)	(47,097)	(38,177)
Income Before Income Taxes	61,906	34,067	128,811	68,898
Provision for income taxes	(14,255)	(1,899)	(16,935)	(3,839)
Net Income	47,651	32,168	111,876	65,059
Foreign currency translation gain / (loss)	14,432	(3,133)	18,316	(5,896)
Comprehensive Income	$62,083	$29,035	$130,192	$59,163

Earnings per share
Basic	$18.61	$—	$86.88	$—
Diluted	16.76	—	78.26	—
Weighted average common shares outstanding
Basic	2,561	—	1,288	—
Diluted	2,843	—	1,430	—

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited, in Thousands, except per share and Dividend amounts)

				Accumulated
	Common Stock		Contributions	Other Comprehensive	Additional	Retained	Total
	Share	Par	by Stockholder	Income (Loss)	Paid-in Capital	Earnings	Equity
Balance, March 31, 2025	—	$—	$—	$(11,709)	$—	$446,349	$434,640
Dividends to stockholders ($0.25 per share)	—	—	—	—	—	(16,424)	(16,424)
Net income	—	—	—	—	—	47,651	47,651
Foreign currency translation	—	—	—	14,432	—	-	14,432
Reorganization adjustments					(78,216)	-	(78,216)
Shares issued	64,685	6	—	—	8,719	-	8,725
Balance, June 30, 2025	64,685	$6	$—	$2,723	$(69,497)	$477,576	$410,808

Balance, March 31, 2024	—	$—	$28,797	$(4,405)	$—	$309,325	$333,717
Net income	—	—	-	—	—	32,168	32,168
Foreign currency translation	—	—		(3,133)	—	—	(3,133)
Balance, June 30, 2024	—	$—	$28,797	$(7,538)	$—	$341,493	$362,752

Balance, December 31, 2024	—	$—	$-	$(15,593)	$—	$398,122	382,529
Dividends to stockholders ($0.50 per share)	—	—	-	—	—	(32,422)	(32,422)
Net income				—	—	111,876	111,876
Foreign currency translation				18,316		—	18,316
Reorganization adjustments					(78,216)	—	(78,216)
Shares issued	64,685	6		—	8,719	—	8,725
Balance, June 30, 2025	64,685	$6	$—	$2,723	$(69,497)	$477,576	$410,808

Balance, December 31, 2023	—	$—	$28,797	$(1,642)	$—	$276,434	$303,589
Net income	—	—	—	—	—	65,059	65,059
Foreign currency translation	—	—	—	(5,896)	—	—	(5,896)
Balance, June 30, 2024	—	$—	$28,797	$(7,538)	$—	$341,493	$362,752

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net income	$111,876	$65,059
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,854	1,130
Amortization of debt issuance costs	2,494	2,051
Provision for credit losses	1,101	1,770
Deferred income tax	12,386	(2,135)
Changes in assets and liabilities:
Prepaid expenses	(3,457)	(670)
Other assets	645	(836)
Accounts receivable	(3,175)	(1,217)
Accounts payable and accrued expenses	5,841	17,994
Net cash provided by operating activities	130,565	83,146
Cash flows from investing activities
Purchases of receivables, net	(300,501)	(241,883)
Purchases of credit card receivables	(13,138)	(15,856)
Collections applied to investments in receivables, net	233,761	79,101
Collections applied to credit card receivables	13,479	14,956
Purchases of property and equipment, net	(539)	(326)
Net cash used in investing activities	(66,938)	(164,008)
Cash flow from financing activities
Proceeds from notes payable	681,790	567,066
Payments on notes payable	(694,872)	(486,525)
Payment of debt issuance costs	(7,605)	(6,849)
Dividends paid to stockholders	(32,422)	-
Proceeds from issuance of common stock	10,000	-
Net cash (used in) / provided by financing activities	(43,109)	73,692
Exchange rate effects on cash balances held in foreign currencies	(3,261)	115
Net (decrease) increase in cash and cash equivalents and restricted cash	17,257	(7,055)
Cash and cash equivalents and restricted cash, beginning of period	38,243	20,604
Cash and cash equivalents and restricted cash, end of period	$55,500	$13,549

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Six Months Ended
	June 30,
	2025	2024
Supplemental Cash Flow Disclosures
Interest paid	$43,450	$17,233
Income taxes paid	$4,748	$3,838

New Leases Assumed	$321	$531

Deferred tax liability recognized in connection with reorganization	$79,484	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the accompanying combined and condensed consolidated balance sheets that sum to the total of the same such amounts shown in the combined and condensed consolidated statements of cash flows:

Cash and cash equivalents	$51,651	$10,485
Restricted cash	3,849	3,064

Total cash and cash equivalents and restricted cash as shown in the combined and condensed consolidated statements of cash flows	$55,500	$13,549

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Notes to Combined and Condensed Consolidated Financial Statements (unaudited)

1.Organization, Description of Business and Summary of Significant Accounting Policies

The accompanying combined and condensed consolidated financial statements include the combined and condensed consolidated results of operations of Jefferson Capital, Inc. and its subsidiaries (the “Company”). Jefferson Capital, Inc. is a Delaware corporation headquartered in Minneapolis, Minnesota.

The Company and its subsidiaries in the U.S., Canada, the U.K and Latin America. provide debt recovery solutions and other related services across a broad range of consumer receivables, including credit card, secured and unsecured automotive, utilities, telecom and other receivables. The Company primarily purchases portfolios of consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Previously charged-off receivables include receivables subject to bankruptcy proceedings. The Company also provides debt servicing and other portfolio management services to credit originators for non-performing loans. Through credit card acquisition programs, the Company earns credit card revenue. All deployments are purchased from independent third parties.

The Company purchases portfolios of receivables from a diverse client base, including Fortune 500 creditors, banks, fintech origination platforms, telecommunications providers, credit card issuers, and auto finance companies. The Company’s top five clients accounted for 41.0% and 40.4%, with the top client representing 12.3% and 14.2% of purchases for the six months ended June 30, 2025 and 2024, respectively. For credit card receivables, the Company purchases from two issuers.

Initial Public Offering June 2025

In June 2025, the Company completed its initial public offering (“IPO”), in which the selling shareholders sold 10,875,000 shares after giving effect to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share.  The Company also issued and sold 625,000 shares of its common stock in the IPO, which resulted in net proceeds of $4.5 million after deducting the underwriting discounts and commissions. Prior to the IPO, our business operations were generally conducted through Jefferson Capital Holdings, LLC and its subsidiaries. JCAP TopCo, LLC is a holding company and the direct parent of Jefferson Capital Holdings, LLC. JCAP TopCo, LLC was owned by (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, and (iii) former equity holders of Canaccede.

Following a series of transactions that we refer to collectively as the “Reorganization,” Jefferson Capital, Inc. became a holding company with no material assets other than 100% of the equity interests in JCAP TopCo, LLC, which remain a holding company with no material assets other than 100% of the equity interests in Jefferson Capital Holdings, LLC. Jefferson Capital, Inc. also succeeded to federal NOLs, state NOLs and tax credit carryforwards under Section 381 of the Code as a result of its acquisition in the Reorganization of certain affiliated corporations that held direct or indirect equity interests in JCAP TopCo, LLC. As indirect parent of Jefferson Capital Holdings, LLC, following the Reorganization, Jefferson Capital, Inc. operates and controls all of the business and affairs, and consolidates the financial results of, Jefferson Capital Holdings, LLC and its subsidiaries. To effect the Reorganization, the current direct and indirect owners of JCAP TopCo, LLC, which include (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, an entity through which employees of JCAP TopCo, LLC and its subsidiaries and certain of our directors hold equity interests, and (iii) former equity holders of Canaccede, exchanged their direct and indirect interests in JCAP TopCo, LLC for shares of our common stock. We refer to the entities affiliated with J.C. Flowers, members of Management Invest, LLC and former stockholders of Canaccede who own shares of our common stock following the Reorganization and the IPO as the “JCF Stockholders,” “Management Stockholders” and “Former Canaccede Stockholders,” respectively. As a result of the Reorganization and after giving effect to the completion of the IPO at the initial public offering price of $15.00 per share, as of June 30, 2025:

●	the investors in the IPO collectively own 17.8% of our common stock;
●	the JCF Stockholders collectively own 67.6% of the outstanding shares of our common stock;

●	the Management Stockholders collectively own 14.3%;
●	The number of shares of common stock received by the JCF Stockholders, the Former Canaccede Stockholders and the Management Stockholders in exchange for the 132,828,019 Class A Units and Class C Units of JCAP TopCo, LLC outstanding immediately prior to the Reorganization was based on an exchange ratio of one share of our common stock for every 2.4150549 interests in JCAP TopCo, LLC (the “Exchange Ratio”), resulting in an aggregate of 55,000,000 shares of our common stock being issued in exchange for such Class A Units and Class C units.

In addition, based on the initial public offering price of $15.00 per share, an aggregate of 9,060,082 shares of common stock were issued in exchange for the 27,937,232 Class B Units of JCAP TopCo, LLC outstanding immediately prior to the Reorganization, resulting in a total of 64,060,082 shares of common stock outstanding immediately after the Reorganization and before giving effect to the IPO. The number of shares of common stock that the Management Stockholders collectively received pursuant to the Reorganization was based in part on the value that Management Invest, LLC would have received under the distribution provisions of the limited liability agreement of JCAP TopCo, LLC, with shares of our common stock valued by reference to the ultimate initial public offering price of shares of common stock in the IPO. Specifically, of the 9,060,082 shares of common stock issued to the Management Stockholders in the Reorganization, 6,418,775 shares were issued in respect of Class B Units of Management Invest, LLC (which correspond to Class B Units of JCAP TopCo, LLC) that are “in- the-money” but remain subject to certain vesting conditions specified in individual award agreements. These shares were issued as restricted stock either with the same time-based vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization or, if such corresponding Class B Units had performance vesting requirements, with a three year time-vesting requirement. If the vesting conditions of the restricted stock are not satisfied, such restricted stock will be forfeited and canceled.

Basis of Presentation

The accompanying unaudited combined and condensed consolidated interim financial statements include our accounts and those of our wholly-owned subsidiaries, and they reflect all adjustments which are necessary for a fair statement of results of operations, financial position, and cash flows as if entities had been combined for all periods presented and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such unaudited combined and condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

These unaudited combined and condensed consolidated interim financial statements should be read in conjunction with our annual financial statements for the year ended December 31, 2024 and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Consolidated Financial Statements included in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 27, 2025 (the “Prospectus.”)

All intercompany transactions and balances have been eliminated in consolidation.

Translation of Foreign Currencies

Foreign currency translation adjustments result from the process of translating financial statements from the Company’s foreign subsidiaries’ functional currency, mainly the Canadian dollar for the Company’s Canadian business and British Pound for the Company’s United Kingdom businesses, into the Company’s reporting currency, the U.S. dollar. Translation adjustments are reported as a component of other comprehensive income. Revenues and expenses are translated monthly utilizing average exchange rates and assets and liabilities are translated as of the balance sheet date utilizing the period end exchange rate.

The combined and condensed consolidated financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Translation gains or losses are the material components of accumulated other comprehensive income or loss.

Use of Estimates

The combined and condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and these principles require making estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined and condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. These estimates are based on information available as of the date of the combined and condensed consolidated financial statements. The actual results could differ materially from these estimates. Significant estimates include the determination of recovery income associated with the investment in charged off receivables. The recognition of revenue from previously charged-off receivables is primarily calculated using ASC 326 – Financial Instruments – Credit Losses, which is commonly referred to as the Current Expected Credit Loss model or “CECL,” which is based on expected future collections and involved significant judgement, including forecasts of macroeconomic conditions and collection trends, which are inherently uncertain and may change over time. Additionally, estimates of future credit losses on credit card receivables may  have a significant effect on the provision for loan losses.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from the audited combined and condensed consolidated financial statements for the fiscal year ended December 31, 2024, included in the Prospectus.

Investments in Receivables

The Company typically purchases receivable portfolios that are either significantly delinquent or have been previously charged off by the seller. These financial assets have experienced more-than-insignificant deterioration in credit quality, and as such meet the definition of Purchased Credit Deteriorated or “PCD” under CECL. Under PCD accounting, the portfolios are initially recognized at amortized cost by adding the acquisition date estimate of expected credit losses to the asset’s purchase price with no provision expense recorded at acquisition date. Receivable portfolio purchases are then aggregated into pools based on similar risk characteristics. Examples of risk characteristics include financial asset type, collateral type, size, interest rate, date of origination, term, and geographic location. The Company’s static pools are typically grouped into credit card, purchased consumer bankruptcy, and mortgage portfolios. The Company further groups these static pools by geographic location. Once a pool is established, and aggregated based on similar risk characteristics, the portfolios will remain in the designated pool unless the underlying risk characteristics change. The purchase Effective Interest Rate (“EIR”) of a pool will not change over the life of the pool even if expected future cash flows change.

Write Off and Negative Allowance for Expected Recoveries: At purchase, the Company deems these portfolios to be uncollectible due to being significantly delinquent and previously being charged off by the seller prior to purchase. In accordance with its write-off policy, the Company immediately writes off the amortized cost of the purchased portfolios at acquisition. Subsequent to write-off, the Company establishes a negative allowance for expected recoveries equal to the amount the Company expects to collect over the life of the receivable portfolio. The negative allowance will not exceed the amortized cost basis of the purchased portfolios prior to charge off.

Pooling: The Company aggregates purchases of receivables into pools based on risk characteristics, primarily financial asset type and expected credit loss pattern. Once a pool is established, the composition of the pool will not change unless there is a change in the underlying risk characteristics of the individual loans.

Methodology: The negative allowance is calculated at a pool level and represents the amount of future expected recoveries discounted to present value. The discount rate used in the calculation is the effective interest rate that equates the purchase price of the portfolio and the expected future cash flows at the purchase date. An annual pool is created throughout the year as the Company purchases portfolios. The Company pools accounts with similar risk characteristics that are acquired in the same year. The blended effective interest rate will be adjusted to reflect new acquisitions and new cash flow estimates until the end of the year. The effective interest rate for a pool is fixed for the remaining life of the pool once the year has ended. The effective interest rate will not change after the year has ended even if expected cash flows change for the pool.

Income Recognition: Under ASC 326, revenue related to investments in receivables is recognized for accretion / amortization due to the passage of time, changes in current period expected recoveries due to variances between actual and expected collections, and changes in future expected recoveries, discounted to present value. Discount accretion due to the passage of time based on the established pool effective interest rate (“EIR”) is shown in “Total portfolio income” of the combined and condensed consolidated statement of operations. Changes in current period expected recoveries due to variances between actual and expected collections and changes in future expected recoveries, discounted to present value, are shown in “Changes in recoveries” of the combined and condensed consolidated statement of operations. Additionally, the Company recognized performing loans carried at amortized cost and include accrued interest receivable, deferred fees, and costs. These loans are shown in “Total portfolio income” on the combined and consolidated statement of operations.

Allowance for Credit Losses

The Company provides an allowance for credit losses on loans and fees receivable. Judgement is required to assess the estimate of current expected credit losses. Management continuously evaluates its estimate for determining the most appropriate allowance for credit losses. The allowance for credit losses on loans and fees receivable is computed at the pool level using a roll-rate methodology. Management considers several factors in the measurement of the allowance, including historical loss rates, current delinquency and roll-rate trends, the effects of changes in the economy, changes in underwriting criteria, and estimated recoveries. The estimated allowance consists of both qualitative and quantitative adjustments. A reasonable and supportable forecast is considered as part of the qualitative adjustments, as permitted by ASC 326. The allowance is estimated based on the amortized cost basis of the loan including principal, accrued interest receivable, deferred fees, and costs. The Company places receivables on non-accrual at 90 days past due and writes off the accrued interest at 180 days past due. Expected recoveries are included in the measurement of the allowance for credit losses.

The Company does not record an allowance related to unfunded commitments as these agreements are unconditionally cancelable by the Company.

Revenue Recognition

The Company’s revenues primarily include Revenues from receivable portfolios associated with Investments in receivables, which is revenue recognized from engaging in debt purchasing and recovery activities. The Company fully writes off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables it acquires immediately after purchasing the portfolio. The Company then records a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Investment in receivable portfolios, net” in the Company’s combined and condensed consolidated balance sheet. The discount rate is an EIR established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. In recent periods the Company has purchased performing receivable portfolios and continues to do so at a deep discount. The credit quality of these portfolios continues to meet the definition of PCD, but the Company believes it will successfully collect a significant portion where the consumer will pay on a normal schedule.

Debt purchasing revenue includes two components:

(1)	Total portfolio income, which includes the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the EIR), all revenue from zero basis portfolio collections, as well as interest and fees recognized on performing receivable portfolios, and
(2)	Changes in recoveries, which include:
a.	Recoveries above or below forecast, which is the difference between (i) actual cash collected / recovered during the current period and (ii) expected cash recoveries for the current period, which generally represents over or under performance for the period; and

b.	Changes in expected future recoveries, which is the present value change of expected future recoveries, where such change generally results from (i) timing of collections (amounts either expected to be collected early or later) and (ii) changes to the total amount of expected future collections (which can be increases or decreases).

The Company measures expected future recoveries based on historical experience, current conditions, and reasonable and supportable forecasts.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance was applied retrospectively and became effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its combined and condensed consolidated financial statements. See Note 15 for more information.

Recent Accounting Standards or Updates Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating these provisions and the impact they may have on its combined and condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and apply to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of this ASU and the impact on its combined and condensed consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. The objective of ASU 2024-03 is to address requests from investors for more detailed information about the types of expenses. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The effective date for annual reporting periods is after December 15, 2026, and interim periods within those annual periods beginning after December 15, 2027. The Company is currently evaluating these provisions of this ASU and the impact they may have on its combined and condensed consolidated financial statements and related disclosures.

2.Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income available to common stockholders of Jefferson Capital, Inc. by the weighted average number of common shares outstanding from June 27, 2025, the date of the IPO through June 30, 2025. Diluted EPS is computed using the same components as basic EPS, with the denominator adjusted for nonvested share awards from June 27, 2025, the date of the IPO, through June 30, 2025.

The historical earnings per unit are not meaningful or comparable because, prior to the IPO and Reorganization, Jefferson Capital Holdings, LLC, the predecessor to Jefferson Capital, Inc., was a single member limited liability company. Accordingly, earnings per unit are not presented for the three and six months ended June 30, 2024.  In addition, because the nature of the Reorganization described in Note 1 does not constitute a stock dividend, stock split or reverse stock split, basic EPS and diluted EPS does not give retroactive effect to the Reorganization in a manner similar to a stock split or stock dividend in the historical financial statements of the Company. Therefore, EPS for periods preceding the Reorganization and IPO is not presented.

The components of earnings per share for the three and six months ended June 30, 2025 are (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$47,651	$32,168	$111,876	$65,059
Shares:
Weighted-average common shares outstanding	2,561	—	1,288	—
Dilutive effect of nonvested share awards (1)	282	—	142	—
Total weighted-average diluted common shares outstanding	2,843	—	1,430	—

Earnings per common share	$18.61	$—	$86.88	$—
Diluted earnings per common share	16.76	—	78.26	—

(1) Options outstanding at June 30, 2025 to purchase 457,542 were not included in the computation of dilutive earnings per share as they were anti-dilutive.

3.Acquisitions

Effective December 3, 2024, the Company’s U.S. subsidiary Jefferson Capital Systems, LLC entered into a definitive agreement to purchase certain assets from Conn’s, Inc. (“Conn’s) though a bankruptcy process for $244.9 million in cash (the “Conn’s Portfolio Purchase”).

Jefferson Capital Systems, LLC hired 197 of the former full-time equivalents (“FTE”) of Conn’s on December 4, 2024, to manage and service the assets acquired in the Conn’s Portfolio Purchase through their remaining life and entered into certain vendor contracts to maintain continuity of account servicing. In addition, Jefferson Capital Systems, LLC was assigned a lease in San Antonio, Texas that had originally been entered into by Conn’s on November 10, 2024, at Jefferson Capital Systems, LLC’s request, in part to ensure that the Company would have its desired facility in place by the closing of the Conn’s Portfolio Purchase. Jefferson Capital relocated the 197 new FTE of Jefferson Capital Systems, LLC to the new San Antonio facility in January 2025. As of June 30, 2025 119 FTE remain.

The Conn’s portfolio purchase was accounted for as an asset acquisition in accordance with the asset acquisition method of accounting as detailed in ASC 805-50, Business Combinations—Related Issues (“ASC 805”). Generally, under asset acquisition accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values of net identifiable assets acquired other than certain “non-qualifying” assets (for example cash)

and does not give rise to goodwill. The Company has determined the relative fair values of the assets acquired and liabilities assumed, as of the date of acquisition, as presented (in thousands):

Purchase Price:
Total purchase consideration paid		$244,937

Allocation of purchase price:
Cash and cash equivalents		1,224
Investments in receivables, net:
Unpaid principal balance	566,696
Allowance for credit losses at time of acquisition	(251,317)
Non-credit discount	(89,316)
Investment in previously charged-off receivables	11,964
Total investments in receivables, net		238,028
Prepaid expenses and other assets:
Lease (ROU asset)	789
Information Technology Hardware	413
Total prepaid expenses and other assets:		1,202
Other intangible assets:
Intellectual property	2,881
Assembled workforce	2,391
Total other intangible assets		5,272

Accounts payable and accrued expenses
Lease (ROU liability)		(789)

Total net assets acquired		$244,937

The investments in receivables, net exhibited more than insignificant credit deterioration on the acquisition date and were valued as per ASC 326, CECL methodology for PCD assets.

The Company has allocated the purchase price by evaluating the market value of each asset or liability acquired at the time of purchase. The Company utilized the same methodology in allocating purchase price as a business combination by evaluating the market value of each item acquired at the time of purchase. The market values were determined by using the approximate costs of the services provided today. The market value apportionment percentage of each respective item was then applied to the purchase price to establish the allocated book values.

For the acquired intangible assets, the weighted-average amortization period is thirty-one (31) months for both intellectual property and assembled workforce, as well as the combined total. There will be no residual value at the end of the life. For the information technology hardware, the depreciable life is thirty-six (36) months, which follows the Company’s policy.

In the six months ended June 30, 2025, the Company recognized portfolio revenue of $54.7 million, servicing revenue of $6.8 million and net operating income of $42.8 million related to the Conn’s portfolio purchase.

In the year ended December 31, 2024, the Company recognized portfolio revenue of $9.4 million, servicing revenue of $1.9 million and net operating income of $3.1 million related to the Conn’s portfolio purchase.

4.Fair Value Measurements

The Company measures the fair values of its assets and liabilities, where applicable, based on the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date, i.e., the “exit price”. Under applicable accounting standards, fair value measurements are categorized into one of three levels based on the inputs to the valuation technique with the highest priority given to unadjusted quoted prices in active markets and the lowest priority given to unobservable inputs. The Company categorizes its fair value measurements of financial instruments based on this three-level hierarchy. The following is a brief description of each level:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the overall fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments for which the determination of fair value requires significant management judgment or estimation. The fair value for such assets and liabilities is generally determined using pricing models, discounted cash flow methodologies or similar techniques that incorporate the assumptions a market participant would use in pricing the asset or liability. An example for the Company is Investments in Receivables, net (Note 5).

The Company does not have any financial instruments that are subject to fair value measurements on a recurring basis.

Financial Instruments Not Required to Be Carried at Fair Value

The table below summarizes fair value estimates for the Company’s financial instruments that are not required to be carried at fair value.

The carrying amounts in the following table are recorded in the combined and condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Investments in receivables, net	$1,589,801	$1,762,369	$1,497,748	$1,646,535
Credit card receivable, net	16,238	16,238	17,176	17,176

Financial Liabilities
Credit Agreements	—	—	508,146	513,799
Senior unsecured bond due 2026	298,514	301,308	297,828	299,478
Senior unsecured bond due 2029	395,090	422,333	394,405	424,792
Senior unsecured bond due 2030	492,651	519,075	—	—

Investment in receivables, net

The fair value of investments in receivables, net is measured using Level 3 inputs by discounting the estimated future cash flows generated by the Company’s proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and a discount rate. The determination of such inputs requires significant judgment. The Company evaluates the use of key inputs on an ongoing basis and refines the data as it continues to obtain market data. See Note 5 to the combined and condensed consolidated financial statements.

Credit card receivables, net

The fair value approximates the carrying value, due to their short-term nature.

Credit agreements

The fair value of notes payable is measured using Level 3 inputs. The fair value approximates the principal value due to the short-term adjustable-rate nature of the notes payable.

Senior unsecured bonds due 2026, 2029 and 2030

The fair value estimates for the Senior Unsecured Bond are based on quoted market prices that were obtained from secondary market broker quotes. Accordingly, the Company uses Level 2 inputs for its fair value estimates.

5.Investment in receivables, net

The following table presents the roll forward of the balance of the investment in receivables, net for the following periods (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Balance, beginning of period	$1,561,595	$1,047,174	$1,497,748	$984,496
Purchases	125,278	140,463	300,501	241,883
Cash collections	(255,739)	(137,889)	(516,629)	(265,080)
Total portfolio income	138,877	94,699	277,571	186,103
Changes in expected current period recoveries	4,178	(371)	10,575	2,725
Changes in expected future period recoveries	(2,622)	330	(5,399)	(2,850)
Foreign currency adjustments	18,234	(5,206)	25,434	(8,077)
Balance, end of period	$1,589,801	$1,139,200	$1,589,801	$1,139,200

The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Purchase price	$125,278	$140,463	$300,501	$241,883
Allowance for credit losses	1,518,687	2,261,718	3,952,988	3,584,928
Amortized cost	1,643,965	2,402,181	4,253,489	3,826,811
Noncredit discount	115,643	138,942	263,495	233,740
Face value	1,759,609	2,541,123	4,516,984	4,060,551
Write-off of amortized cost	(1,643,965)	(2,402,181)	(4,253,489)	(3,826,811)
Write-off of noncredit discount	(115,643)	(138,942)	(263,495)	(233,740)
Negative allowance	125,278	140,463	300,501	241,883
Negative allowance for expected recoveries	$125,278	$140,463	$300,501	$241,883

Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Actual collections during the six months ended June 30, 2025, and 2024, overperformed the projected collections by approximately $10.6 million and $2.7 million, respectively. The Company believes the collection overperformance was primarily driven by continued strong collection performance.

When reassessing the forecasts of expected lifetime recoveries during the six months ended June 30, 2025, management considered historical and current collection performance and believes that for certain static pools sustained collections underperformance resulted in decreased total expected recoveries. As a result, the Company has updated its forecast, resulting in a net decrease of total estimated remaining collections, which in turn, when discounted to present value, resulted in a negative change in expected future period recoveries of approximately $5.4 million and $2.9 million during the six months ended June 30, 2025, and 2024, respectively.

At the time of the Conn’s portfolio purchase, which was the majority performing receivables, the Company established an allowance for credit losses of $251.3 million. Additionally, due to the discount paid to face value on the portfolio, the Company also established a non-credit discount of $89.3 million at the time of purchase.

The Company places performing receivables on nonaccrual status when the receivables are greater than 90 days. To facilitate the monitoring of credit quality for performing receivables, and for the purpose of determining an appropriate allowance for losses for these receivables, the Company utilizes payment history and current payment status. The table below presents the information on the past due and non-accrual buckets for the assets acquired in the Conn’s portfolio purchase, and does not include all other purchased loans as they were charged-off at the time of purchase, as of June 30, 2025(in thousands):

	As of
	June 30, 2025	December 31, 2024
Delinquency vintage	2024	2024
United States
Current	$182,177	$352,403
30-59	16,815	33,683
60-89	13,536	29,685
>90	116,191	121,337
Amortized Cost > 90 DPD and Accruing	—	—
Total	$328,719	$537,108

The following table presents non-accrual performing loans by segment (in thousands).

	As of June 30, 2025		As of December 31, 2024
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	116,191	—	121,337	—
Total	$116,191	$—	$121,337	$—

For the six months ended June 30, 2025, the Company purchased receivable portfolios with face values of $4,517.0 million for a purchase price of $300.5 million or 6.7% of face value. For the six months ended June 30, 2024, the Company purchased receivable portfolios with face values of $4,060.6 million for a purchase price of $241.9 million or 6.0% of face value. The price paid relative to the face amount of receivables will vary based upon the type of debt purchased, the age of the debt at the time of acquisition and the overall debt acquisition market. The percentage reported represents the weighted average of activity for the period and is a function of the mix of assets acquired in any period. For the receivables purchased in the six months ended June 30, 2025 and 2024, the estimated amount of cash flows to be collected were $564.0 million and $475.6 million (as of purchase), respectively.

6.Credit Card Receivables

The following table summarizes the credit card receivables, gross of allowance for credit losses, by geography (in thousands):

	As of June 30,	As of December 31,
	2025	2024
United States	7,465	7,470
Canada	10,506	11,613
Total	$17,971	$19,083

The Company places credit card receivables on nonaccrual status when the credit card receivables are greater than 90 days past due or within 60 days of being notified that the customer is in bankruptcy status, whichever is earlier. The below tables present the information on the Company’s past due and non-accrual credit card receivables as of June 30, 2025, and 2024.

Age analysis of past-due credit card receivables at June 30, 2025 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing (1)
United States	$218	$183	$357	$758	$6,707	$7,465	$—
Canada	281	171	303	755	9,751	10,506	—
Total	$499	$354	$660	$1,513	$16,458	$17,971	$—

Age analysis of past-due credit card receivables at June 30, 2024 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing (1)
United States	$196	$177	$551	$924	$6,546	$7,470	$—
Canada	281	157	339	777	10,836	11,613	—
Total	$477	$334	$890	$1,701	$17,382	$19,083	$—
(1)	0

Allowance for Credit Losses

The following table summarizes the change in the allowance for credit losses for the Company’s credit card receivables portfolio (in thousands).

	United States	Canada	Total
Balance as of December 31, 2024	$957	$950	$1,907
Charge-offs	(179)	(202)	(381)
Recoveries	180	246	426
Provision	(84)	(135)	(219)
Balance as of June 30, 2025	$874	$859	$1,733

Non-Accrual Loans

The following table presents non-accrual loans by segment (in thousands).

	As of June 30, 2025		As of December 31, 2024
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	$357	$—	$551	$—
Canada	303	—	339	—
Total	$660	$—	$890	$—

No interest income was recorded for the non-accrual receivables for the six months ended June 30, 2025.

7.Goodwill

The Company tests goodwill for impairment at least annually as of June 30, or more frequently, if certain events or circumstances warrant. During the six months ended June 30, 2025, and fiscal year 2024, the Company recorded no impairments of goodwill at the Company’s reporting units.

The following table summarizes the changes in goodwill (in thousands) in the Company’s reportable segments:

	United	United		Latin
	States	Kingdom	Canada	America	Total
Goodwill
December 31, 2023	$31,633	$18,120	$7,417	$—	$57,170
Acquisitions	—	1,089	—	—	1,089
Impact of FX Translation	—	—	(229)	—	(229)
June 30, 2024	$31,633	$19,209	$7,188	$—	$58,030

December 31, 2024	$31,633	$19,209	$6,841	$—	$57,683
Impact of FX Translation	—	—	360	—	360
June 30, 2025	$31,633	$19,209	$7,201	$—	$58,043

8.Notes Payable, Net

	As of June 30,		As of December 31,
(in thousands)	2025		2024
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
Senior unsecured bond due 2026	$300,000	6.00%	$300,000	6.00%
Senior unsecured bond due 2029	400,000	9.50%	400,000	9.50%
Senior unsecured bond due 2030	500,000	8.25%	—	—
Credit agreements	—	7.52%	508,146	7.51%
Total	$1,200,000	8.10%	$1,208,146	7.79%
Unamortized debt issuance costs	(18,530)		(13,420)
Notes Payable, net	$1,181,470		$1,194,726

On August 4, 2021, the Company completed an offering of $300.0 million aggregate principal amount of 6.000% senior notes due 2026 (the “2026 Notes”) under an indenture (the “2026 Notes Indenture”), dated as of August 4, 2021, among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee. The 2026 Notes are general senior unsecured obligations of the Company and are guaranteed by certain of the Company’s wholly-owned domestic restricted subsidiaries. Interest on the 2026 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2026 Notes mature on August 15, 2026. At any time and from time to time prior to August 15, 2023, the 2026 Notes were able to be redeemed at the Company’s option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2026 Notes redeemed, plus accrued and unpaid interest thereon, if any, to, but excluding the applicable date of redemption, subject to the rights of holders of 2026 Notes on the relevant record date to receive interest due on the relevant interest payment date, plus the applicable premium as of the applicable redemption date. On and after August 15, 2023, the 2026 Notes may be redeemed, at the Company’s option, in whole or in part, at any time and from time to time, at the redemption prices set forth below. The 2026 Notes will be redeemable at the redemption prices (expressed as percentages of principal amount of the 2026 Notes to be redeemed) set forth below plus accrued and unpaid interest thereon, if any, to but excluding the applicable redemption date, subject to the right of holders of the 2026 Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on August 15 of each of the years indicated below:

Percentage
Dates	of Principle
2024	101.500%
2025 and thereafter	100.000%

The 2026 Notes Indenture contains covenants that limit the Company’s ability and the ability of the Company’s restricted subsidiaries to, among other things: (i) incur or guarantee additional debt; (ii) incur certain liens; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors under the 2026 Notes Indenture; (v) enter into certain transactions with affiliates  (vi) sell certain assets, including capital stock of the Company’s subsidiaries; (vii) designate the Company’s subsidiaries as unrestricted subsidiaries; and (viii) pay dividends, redeem or repurchase capital stock or make other restricted payments.

These notes incurred issuance costs of $6.9 million, including legal expenses and origination fees, which decrease the carry balance of the notes. These expenses were capitalized at the time of issuance and are being amortized over the 5-year life of the bonds. At June 30, 2025, the balance of the capitalized bond issuance costs is $1.5 million.

On February 28, 2022, the Company amended its credit agreement entered into on May 21, 2021 (the “Credit Agreement”) to include a new $150.0 million Canadian sub-facility to go alongside the $35.0 million UK sub-facility.

On April 26, 2023, the Company amended and extended its Credit Agreement to an aggregate commitment of $600 million with a 5-year maturity of April 26, 2028.

On September 29, 2023, the Company amended its Credit Agreement to an aggregate commitment of $750 million and modified its sub-facility limits to $85 million for the Canadian sub-facility and $50 million for the U.K. sub-facility.

The Credit Agreement contains five financial covenants:

●	The Maximum Senior Leverage Ratio to not exceed 2.50 to 1.00
●	The Maximum Leverage Ratio to not exceed 3.25 to 1.00
●	The Minimum Fixed Charge Coverage Ratio of not less than 1.25 to 1.00
●	Minimum Tangible Net Worth not to be less than a starting value plus 50% of each subsequent quarter’s Net Income
●	Minimum Actual Collections where the Company must collect at least 85% of the projected collections over the trailing twelve-month period.

On February 2, 2024, the Company completed an offering of $400.0 million aggregate principal amount of 9.500% senior notes due 2029 (the “2029 Notes”) under an indenture (the “2029 Notes Indenture”), dated as of February 2, 2024, among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are general senior unsecured obligations of the Company and are guaranteed by certain of the Company’s wholly-owned domestic restricted subsidiaries. Interest on the 2029 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. The 2029 Notes mature on February 15, 2029. At any time and from time to time prior to February 15, 2026, the 2029 Notes may be redeemed at the Company’s option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2029 Notes redeemed, plus accrued and unpaid interest thereon, if any, to but excluding the applicable date of redemption, subject to the rights of holders of 2029 Notes on the relevant record date to receive interest due on the relevant interest payment date, plus the applicable premium as of the applicable redemption date. On and after February 15, 2026, the 2029 Notes may be redeemed, at the Company’s option, in whole or in part, at any time and from time to time, at the redemption prices set forth below. The 2029 Notes will be redeemable at the redemption prices (expressed as percentages of principal amount of the 2029 Notes to be redeemed) set forth below plus accrued and unpaid interest thereon, if any, to but excluding the applicable redemption date, subject to the right of holders of the 2029 Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on February 15 of each of the years indicated below:

Percentage
Dates	of Principle
2026	104.750%
2027	102.375%
2028 and thereafter	100.000%

The 2029 Notes Indenture contains covenants that limit the Company’s ability and the ability of the Company’s restricted subsidiaries to, among other things: (i) incur or guarantee additional debt; (ii) incur certain liens; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from the Company’s restricted subsidiaries that are not guarantors under the 2029 Notes Indenture; (v) enter into certain transactions with affiliates;

(vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of the Company’s assets; (vii) sell certain assets, including capital stock of the Company’s subsidiaries; (viii) designate the Company’s subsidiaries as unrestricted subsidiaries; and (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments.

These notes incurred issuance costs of $6.8 million, including legal expenses and origination fees, which decrease the carry balance of the notes. These expenses were capitalized at the time of issuance and are being amortized over the 5-year life of the bonds. At June 30, 2025, the balance of the capitalized bond issuance costs is $4.9 million.

On November 13, 2024, the Company amended its Credit Agreement to an aggregate commitment of $825 million through the exercise of its accordion feature and modified its sub-facility limits to $110 million for the Canadian sub-facility and $665 million for the U.S. sub-facility.

On May 2, 2025, Jefferson Capital Holdings, LLC completed an offering of $500.0 million aggregate principal amount of 8.250% senior notes due 2030 (the “2030 Notes”) under an indenture (the “2030 Notes Indenture”), dated as of May 2, 2025, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025. The 2030 Notes mature on May 15, 2030.

At any time and from time to time prior to May 15, 2027, the 2030 Notes may be redeemed at Jefferson Capital Holdings, LLC’s option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest thereon, if any, to but excluding the applicable date of redemption, subject to the rights of holders of 2030 Notes on the relevant record date to receive interest due on the relevant interest payment date, plus the applicable premium as of the applicable redemption date. On and after May 15, 2027, the 2030 Notes may be redeemed, at Jefferson Capital Holdings, LLC’s option, in whole or in part, at any time and from time to time, at the redemption prices set forth below. The 2030 Notes will be redeemable at the redemption prices (expressed as percentages of principal amount of the 2030 Notes to be redeemed) set forth below plus accrued and unpaid interest thereon, if any, to but excluding the applicable redemption date, subject to the right of holders of the 2030 Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on May 15 of each of the years indicated below:

Percentage
Dates	of Principle
2027	104.125%
2028	102.063%
2029 and thereafter	100.000%

The 2030 Notes Indenture contains covenants that limit Jefferson Capital Holdings, LLC’s ability and the ability of Jefferson Capital Holdings, LLC’s restricted subsidiaries to, among other things: (i) incur or guarantee additional debt; (ii) incur certain liens; (iii) make certain investments; (iv) create restrictions on the payment of dividends or other amounts from Jefferson Capital Holdings, LLC’s restricted subsidiaries that are not guarantors under the 2030 Notes Indenture; (v) enter into certain transactions with affiliates; (vi) merge or consolidate with another person, or sell or otherwise dispose of all or substantially all of Jefferson Capital Holdings, LLC’s assets; (vii) sell certain assets, including capital stock of Jefferson Capital Holdings, LLC’s subsidiaries; (viii) designate Jefferson Capital Holdings, LLC’s subsidiaries as unrestricted subsidiaries; and (ix) pay dividends, redeem or repurchase capital stock or make other restricted payments.

Components of interest expense for the six months ended June 30, 2025, and 2024 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest expense	$24,450	$17,109	$48,223	$33,385
Amortization of note payable origination costs	1,374	1,090	2,494	2,051
Total Interest Expense	$25,824	$18,199	$50,717	$35,436

As of June 30, 2025, the outstanding balances of notes payable were $1,181.5 million with the aggregated average interest rate of 8.10%. In comparison, as of June 30, 2024, the outstanding balances of notes payable were $845.0 million with the aggregated average interest rate of 8.08%.

The Company incurred costs related to the issuance and origination of its notes payable which are deferred and recorded net of the debt balance and amortized to interest expense over the life of the debt on an effective interest method. The unamortized debt issuance costs related to the notes payable were $18.5 million and $15.2 million as of June 30, 2025, and 2024, respectively.

As of June 30, 2025, the Company was in compliance with all the financial covenants of its notes payable.

9.Leases

The Company enters into leases as a lessee for data centers, office buildings, and technology equipment and are included in other selling, general and administrative expenses in the Company’s combined and condensed consolidated statement of operations.

The components of lease expense for the three and six months ended June 30, 2025, and 2024, are presented as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$536	$321	$1,184	$710
Total lease costs	$536	$321	$1,184	$710

The following table provides supplemental combined and condensed consolidated balance sheet information related to leases as of June 30, 2025, and December 31, 2024 (in thousands):

		As of June 30,	As of December 31,
	Classification	2025	2024
Assets
Operating lease right-of-use assets	Prepaid expenses and other assets	$4,386	$4,449
Total lease right-of-use assets		$4,386	$4,449

Liabilities
Operating lease liabilities	Other liabilities	$4,858	$4,861
Total lease liabilities		$4,858	$4,861

Supplemental lease information is summarized below (in thousands, except rate and lease term):

	As of June 30,	As of December 31,
	2025	2024
Weighted-average remaining lease term (in years)
Operating leases	5.0	5.5
Weight-average discount rate
Operating leases	7.5%	7.5%

Minimum future payments on non-cancellable operating leases as of June 30, 2025, are summarized as follows (in thousands):

Operating Leases
2025	$686
2026	1,515
2027	1,146
2028	825
2029	553
Thereafter	1,164
Total undiscounted lease payments	5,889
Less: imputed interest	(1,031)
Lease obligations under operating leases	$4,858

10.Stock Based Compensation

Prior to the initial public offering in June, 2025, the Company maintained the JCAP TopCo, LLC 2018 Underlying Units Plan (the “Plan”) and the Management Invest LLC 2018 Management Incentive Plan (the “Management Invest Plan”), effective August 31, 2018, to promote the long-term growth and profitability of the Company by providing certain of the Company’s employees and other service providers who were involved in the Company’s growth with an opportunity to acquire equity interests that enable them to share in the appreciation of value of the Company, thereby encouraging such persons to contribute to and participate in the success of the Company.

Under the Plan, awards of Class B Units representing limited liability company interests in JCAP TopCo, LLC, a holding company and direct parent of the Company, were issued to Management Invest LLC, which in turn issued corresponding awards of Class B Units in Management Invest LLC to certain of the Company’s employees and other service providers. As of June 26, 2025, there were 26,932,232 Class B units available for issuance, of which 26,932,232 were issued and outstanding. The Plan units qualified as liability awards since they would have been settled in cash upon redemption and were included in accounts payable and accrued expenses on the combined and condensed consolidated balance sheet. The unit value was calculated based on the estimated fair value of the Company over the original investment amount. Generally, thirty percent (30%) of the units vested in five equal installments on each of the first five anniversaries of their respective grant dates, and the remaining seventy percent (70%) vested upon a change of control if applicable distribution thresholds were achieved. The Company valued its units awarded under the Plan based on the market approach. The Company utilized public company comparable information to establish the measure of invested capital (“MOIC”), which was then applied against the strike prices of the respective vested portion of the units awarded under the Plan to calculate the compensation exposure.

As part of the initial public offering, all of the Class B Units issued pursuant to the Plan were crystalized and converted into shares of common stock on the basis of the Exchange Ratio used to convert the Class A Units and Class C Units. The conversion took into account the number of Class B Units held, the applicable distribution threshold and the value of the distributions that the holder would have been entitled to receive through their indirect ownership interest in JCAP TopCo, LLC had JCAP TopCo, LLC been liquidated on the date of such conversion in accordance with the terms of the distribution waterfall set forth in the JCAP TopCo LLC Agreement. If in-the-money, the Class B Units were converted into a number of shares based on the respective distribution thresholds and terms of such awards, and if out-of-the-money, were canceled.

For Class B Units that were in-the-money but unvested and subject solely to time vesting requirements, such Class B Units were converted into shares of restricted stock and subject to the same time vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization. For Class B Units that were in-the-money but unvested and subject to performance vesting requirements, those were converted into shares of restricted stock and subject to a three-year time-vesting requirement in equal increments from the date of the initial public offering, subject to continued service through the applicable vesting dates (provided, that any such unvested shares of restricted stock will be subject to acceleration in the event of a holder’s termination of service without cause or due to such holder’s death or disability). The conversion of such in-the-money unvested Class B Units was evidenced by individual restricted stock agreements and were not issued under the Company’s 2025 Incentive Award Plan (the “2025 Plan”). Specifically, 6,418,775 shares were issued in respect of Class B Units of Management Invest, LLC (which correspond to Class B Units of JCAP TopCo, LLC) that are “in- the-money”. These shares were issued as restricted stock either with the same time-based vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization or, if such corresponding Class B Units had performance vesting requirements, with a three year time-vesting requirement. If the vesting conditions of the restricted stock are not satisfied, such restricted stock will be forfeited and canceled. Holders of converted restricted stock awards will be eligible to receive dividends in the event the Company determines to pay dividends in respect of its common stock. For Class B Units that were in-the-money and fully vested, those were converted into shares of common stock. With respect to Class B Units that were out-of-the-money and were canceled in the Reorganization, we issued new stock options under the 2025 Plan to the employee and director holders of such canceled Class B Units to put them in an approximately equivalent economic position in terms of number of options and exercise prices as they would be in if their Class B Units were not canceled and instead exchanged for new options. Such options were granted effective as of immediately following the determination of the initial public offering price per share of our common stock and were in an amount equal to the number of the out-of-the-money Class B Units that were canceled, multiplied by the Exchange Ratio, and have an exercise price per share equal to the distribution threshold of the out-of-the-money Class B Units, multiplied by the Exchange Ratio (or if greater, the initial public offering price per share of our common stock). The options are subject to the same time-vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization. In connection with the IPO, an aggregate of 457,542 options were issued and all are out-of-the-money at the initial public offering price per share with a weighted average exercise price of $24.81 per share.

A summary of the status of the Company’s non-vested equity-based awards as of June 30, 2025 is presented below with the comparative period having no restricted stock or stock options issued.

Weighted-Average
	Outstanding	Weighted-Average		Weighted-Average	Remaining
	Restricted	Grant Date	Stock Options	Exercise	Contractual Term
	Shares	Fair Value	Outstanding	Price	(Years)
Balance at March 31, 2025	—	$—	—	$—	—
Granted	6,418,775	15.00	457,542	24.81	5.0
Exercised	—	—	—	—	—
Forfeited, expired or canceled	—	—	—	—	—
Balance June 30, 2025	6,418,775	$15.00	457,542	$24.81	5.0

For the six months ended June 30, 2025 and 2024, stock-based compensation expense recognized was $(7.9) million and $1.9 million, respectively. The change in stock-based compensation expense is driven by the reversal of stock-based compensation expense due to the impact of the initial public offering on the outstanding Class B units. As of June 30, 2025, the total unrecognized equity-based compensation expense related to unvested restricted shares was $96.3 million, which is expected to be recognized over a weighted average term of 3.0 years.

11.Commitments and Contingencies

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements. A forward flow purchase agreement is a commitment to purchase receivables over a duration that is typically three to twelve months, but can be longer, generally with a specifically defined volume range, frequency, and pricing. Typically, these forward flow contracts have provisions that allow for early termination or price re-negotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. Certain of these forward flow purchase agreements may also have termination clauses, whereby the agreements can be canceled by either party upon providing a certain specified amount of notice.

As of June 30, 2025, and 2024 the Company had entered into forward flow purchase agreements for the purchase of receivables with an estimated minimum aggregate purchase price of approximately $257.3 million and $332.1 million, respectively. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

Employee Savings and Retirement Plan

The Company sponsors defined contribution plans in the U.S., Canada, and the U.K. The U.S. plan is organized as a 401(k) plan under which all employees are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, as defined in the plan. The Company makes matching contributions of 25% of up to 6% of an employee’s salary. In Canada, the Company has a Deferred Profit-Sharing Plan (DPSP) in which the Company contributes 3% of salary to their DPSP fund. Employees contributing to the Registered Retirement Savings Plan (RRSP) or Tax-Free Savings Account (TFSA) receive up to a 2% match, bringing the potential total match to 5% of salary. In the U.K., the Company operates the government contribution plan where employees contribute 5% of their salary and the Company contributes 3% of the employee salary on a monthly basis. Employees can make additional contributions to the plan via their salary, either by one off extra contribution or increasing the monthly percentage but must contribute a minimum of 5%. Total compensation expense related to the Company’s contributions was $0.5 million and $0.4 million for the period ended June 30, 2025 and 2024, respectively.

Commitments to extend credit

The Company, in the normal course of business through its credit card programs, has the obligation to purchase the credit card receivables from the issuing bank, thereby incurring off-balance-sheet risk. This risk includes the cardholder’s rights to borrow up to the maximum credit limit on their credit card accounts, which is $15.5 million as of June 30, 2025 and $17.5 million as of June 30, 2024, beyond their current balances. The Company has not experienced a situation in which all of the Company’s cardholders have exercised their entire available line of credit at any given point in time, nor does management anticipate this will ever occur in the future. Also, the Company can, subject to certain regulatory requirements, reduce or cancel these available credit limits.

Contingent payments

As part of the Company’s acquisition of Canaccede Financial Group, Ltd. “(Canaccede”) in March 2020, an exit incentive was awarded to the former shareholders of Canaccede for up to $15.625 million Canadian dollars that would be payable only on a Liquidity Event for J.C. Flowers (“JCF”), defined to mean a final exit, that yielded net returns to JCF in excess of certain hurdles as defined in the purchase agreement. The payment, which is contingent on a Liquidity Event and achieving certain hurdles, would be based on cash-on-cash returns to JCF, measured at that final exit, as an equity-linked incentive with capped upside and designed to be paid with sale proceeds received from a new owner. Each year the Company reassesses the fair value of the exit incentive payment to determine whether such amount should be recorded within the combined and condensed consolidated financial statements. As of June 30, 2025, the Company determined that the occurrence in the future of a Liquidity Event above the requisite MOIC thresholds will be probable by December 31, 2027. As a result, the Company accrued a liability related to the Canaccede Exit Incentive Payment of $8.6 million as of June 30, 2025, reflecting the net present value of an anticipated payment of the maximum amount. This has been recorded as expense on the income statement in other selling, general and administrative with the offset being a liability on the balance sheet in accounts payable and accrued expenses.

Litigation

The Company and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of business. For periods ended June 30, 2025 and December 31, 2024 there are no material pending legal proceedings to which the Company or its subsidiaries are a party.

12.Income Taxes

The Company's effective tax rate was 13.1% and 5.6% for the six months ended June 30, 2025 and 2024, respectively.  The Company’s effective tax rate was 23.0% and 5.6% for the three months ended June 30, 2025 and 2024, respectively. The Company recognized a provision on pre-tax income, reduced by non-taxable income related to the period in which the Company was treated as a Partnership for US income tax purposes.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law and contains several changes to federal tax law. The Company is currently assessing the impact of the OBBBA on our combined and condensed consolidated financial statements.

13.Related Party Transactions

In February 2023, Jefferson Capital Systems, LLC, one of the Company’s wholly-owned indirect subsidiaries, entered into a participation agreement (the “Participation Agreement”) with HH Warehouse LLC (“HH Warehouse”), pursuant to which Jefferson Capital Systems, LLC sold a 26.75% beneficial ownership interest (the “Portfolio Interest”) in a portfolio of performing installment loans (the “Portfolio”) to HH Warehouse for $2.9 million and agreed to administer the Portfolio and pay HH Warehouse a share of the collections proportionate to the size of the Portfolio Interest. In July 2024, Jefferson Capital Systems, LLC entered into an amendment to the Participation Agreement with HH Warehouse, pursuant to which Jefferson Capital Systems, LLC repurchased the Portfolio Interest from HH Warehouse for $1.4 million and assumed all rights and obligations related to the Portfolio Interest. Christopher Giles, a member of the Company’s board of directors, served as Vice President of HH Warehouse and held 12.86% of the membership interests in HH Warehouse at the time of such transactions.

14.Segment Reporting

The Company’s operating segments are based on the Company’s geographies, which is how management monitors and assesses performance. The Company’s geographies are the United States, the United Kingdom, Canada, and Latin America. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. Assets are not reported by operating segment to the CODM.

For the Company’s operating segments, the CODM uses net operating income to allocate resources (including employees, property, and financial or capital resources). Additionally, the Company prepares an annual budget at the segment level. The CODM considers budget-to-actual variances on a monthly basis for the profit or loss measure when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results of each segment with one another and for determining the compensation of certain employees.

The following table provides segment measure of profit and loss, presenting Net operating income, by each operating segment (in thousands) and is the measure that the CODM utilizes to determine resource and investment allocations:

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2025					2025
	United	United		Latin		United	United		Latin
	States	Kingdom	Canada	America	Total	States	Kingdom	Canada	America	Total
Total portfolio revenue	$106,313	$7,439	$17,634	$9,047	$140,433	$218,058	$11,924	$33,746	$19,019	$282,747
Credit card revenue	630	—	1,168	—	1,798	1,294	—	2,402	—	3,696
Servicing revenue	3,786	6,278	413	—	10,477	8,322	12,145	741	—	21,208
Total Revenue	$110,729	$13,717	$19,215	$9,047	$152,708	$227,674	$24,069	$36,889	$19,019	$307,651

Provision for credit losses	$368	$—	$192	$—		$700	$—	$401	$—

Salaries and benefits	$618	$4,148	$1,357	$131		$17,363	$—	$2,669	$244
Servicing expenses	32,522	5,111	2,722	3,191		71,810	3,253	5,054	6,222
Depreciation and amortization	893	88	258	11		2,148	171	516	19
Professional fees	8,727	250	244	223		10,362	475	333	441
Canaccede exit incentive	748	—	—	—		980	—	—	—
Other selling, general and administrative	3,072	650	330	213		6,399	1,243	658	282

Net operating income	$63,781	$3,470	$14,112	$5,278	$86,641	$117,912	$18,927	$27,258	$11,811	$175,908

Other Income / (Expense):
Interest Expense					$(25,824)					$(50,717)
Foreign exchange and other income (expense)					1,089					3,620
Total Other Income / (Expense)					(24,735)					(47,097)
Income Before Income Taxes					$61,906					$128,811

	For the Three Months Ended June 30,					For the Six Months Ended December 31,
	2024					2024
	United	United		Latin		United	United		Latin
	States	Kingdom	Canada	America	Total	States	Kingdom	Canada	America	Total
Total portfolio revenue	$67,012	$6,924	$12,972	$7,750	$94,658	$132,904	$13,726	$24,775	$14,573	$185,978
Credit card revenue	696	—	1,387	—	2,083	1,481	—	2,824	—	4,305
Servicing revenue	805	6,194	64	—	7,063	1,665	11,688	123	—	13,476
Total Revenue	$68,513	$13,118	$14,423	$7,750	$103,804	$136,050	$25,414	$27,722	$14,573	$203,759

Provision for credit losses	$501	$—	$482	$—		$975	$—	$795	$—

Salaries and benefits	$7,356	$3,474	$1,375	$94		$13,710	$6,776	$2,730	$191
Servicing expenses	22,105	3,649	2,704	2,352		46,902	6,463	4,815	4,447
Depreciation and amortization	168	81	304	6		334	159	624	12
Professional fees	1,561	227	121	215		2,890	480	232	434
Other selling, general and administrative	938	528	267	149		1,778	1,116	580	241

Net Operating Income	$35,884	$5,158	$9,171	$4,934	$55,147	$69,461	$10,420	$17,946	$9,248	$107,075

Other Income / (Expense):
Interest Expense					$(18,199)					$(35,436)
Foreign exchange and other income (expense)					(2,881)					(2,741)
Total Other Income / (Expense)					(21,080)					(38,177)
Income Before Income Taxes					$34,067					$68,898

15.Subsequent Events

Other than the below, there have been no events since June 30, 2025 that require recognition or disclosure in the combined and condensed consolidated financial statements.

On August 13, 2025, the Company declared a dividend of $0.24 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included in our audited consolidated financial statements included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 27, 2025 (the “Prospectus”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Overview

We provide debt recovery solutions and other related services across a broad range of consumer receivables, including credit card, secured and unsecured automotive, telecom and utilities, and other receivables. We primarily purchase portfolios of previously charged-off consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Previously charged-off receivables include receivables subject to bankruptcy proceedings. We also provide debt servicing and other portfolio management services to credit originators for nonperforming loans. In addition, through our credit card acquisition programs, we earn credit card revenue. All deployments are made from independent third parties.

We operate and manage our business through four reportable segments that are based on geography: United States, United Kingdom, Canada and Latin America. We also have the following two primary lines of business:

◾	Distressed, our largest line of business, represents the purchase, collection and servicing collection of nonperforming consumer loans; and
◾	Insolvency, which consists of the purchasing and/or servicing of financial assets of consumers who have entered bankruptcy through Chapter 7 or 13 of the U.S. Bankruptcy Code in the United States, consumer proposal, credit counseling, or bankruptcy in Canada and the United Kingdom.

We are headquartered in Minneapolis, Minnesota, and as of June 30, 2025, with 1,096 FTE (including our offshore co-sourced operation).

Our Business Model

Portfolio Purchasing

We purchase portfolios of nonperforming loans, and occasionally those that are performing but with significant credit deterioration, through either single portfolio transactions, referred to as spot sales, or through the pre-arranged purchase of multiple portfolios at regular intervals, referred to as forward flow sales. Under a forward flow contract, we agree to purchase statistically similar nonperforming loan portfolios from credit grantors on a periodic basis at a negotiated price over a specified time period, generally from six months to a year.

When we purchase portfolios with credit deterioration, we find that our expertise in evaluating and managing charged-off accounts allows us to confidently manage such portfolios with a higher level of credit risk than a buyer without that level of expertise would be comfortable. In such instances, a portfolio may include a mix of loans that are delinquent and restructured as well as a significant amount of charged-off or nonperforming loans, as was the case with the Conn’s Portfolio, and with a high level of risk that more of the current loans will become delinquent over time and eventually need to be charged-off. In these cases, we can offer the seller the convenience of purchasing all its loan assets together as opposed to bidding for only a single category of loan, which might result in a seller needing to transact with multiple counterparties. We regularly evaluate the opportunity to purchase portfolios that include a mix of performing accounts and nonperforming accounts, and that comprise all of a credit originator’s loan assets and believe we will find attractive opportunities to make more purchases like these going forward.

We purchase portfolios of nonperforming loans from credit grantors through auctions and negotiated sales. In an auction process, the seller will assemble a portfolio of nonperforming loans and will seek purchase prices from specifically invited potential purchasers. In a privately negotiated sale process, the seller will contact one or more purchasers directly, receive a bid, and negotiate the terms of sale. In either case, invited purchasers will typically have already successfully completed a qualification process and due diligence examination that includes the seller’s review of the purchaser’s experience, financial standing, operating procedures, business practices, and compliance oversight.

We purchase receivables based on robust, account-level valuation methods and employ proprietary statistical and behavioral models across our operations. These methods and models allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or strategies, and align the accounts we purchase with our business and collection channels to maximize future collections. As a result, we have been able to realize attractive returns from the receivables we acquire. We maintain strong relationships with many of the largest financial service providers in the United States, Canada, United Kingdom and Latin America.

Deployments

Creditors sell their volume in a mix of forward flow arrangements and competitive bid transactions. Sales levels are expected to fluctuate from quarter to quarter with portfolio pricing remaining competitive.

We believe that smaller competitors continue to face difficulties in the portfolio purchasing market because of the high cost to operate due to regulatory pressure, issuers’ selectiveness with buyers and lack of consistent access to capital. We believe these operational costs favor larger participants, such as us, because the larger market participants are better able to adapt to these pressures and commit to larger purchases and forward flow agreements.

Our deployments are a mix of spot sales and forward flow agreements. The timing, contract duration and volumes for each contract can fluctuate leading to variation when compared to prior periods.

The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the type and quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. For example, the average purchase price as a percentage of face value is higher for newly charged-off portfolios as compared to more seasoned portfolios because newly charged-off portfolios generally have higher liquidation rates. Similarly, portfolios consisting of paying accounts tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. As a result, in periods that we purchase a higher percentage of newly charged-off assets or paying portfolios, we expect that our purchase price as a percentage of face value would be higher than would be in periods where a higher ratio of seasoned paper or non-paying portfolios were purchased. The average purchase price, as a percentage of face value, increased during the period ended June 30, 2025, as compared to the prior year periods, primarily related to portfolio mix.

Collections

We have two primary types of collection channels for the collection of our purchased receivables, legal and voluntary. The legal collection channel consists of collections that result from our internal legal channel or from our network of retained law firms. The voluntary collection channel utilizes call centers (domestic and offshore) and collection agencies. The call center collections include collections that result from our call centers, direct mail programs and digital collections. The collection agencies collections consist of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can.

Key Business Metrics and Non-GAAP Financial Measures

We regularly review net operating income and net income along with a number of key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends, prepare financial projections and make business decisions. Although we believe the key business metrics and non-GAAP financial measures we review are useful, they have limitations as analytical tools and should not be considered in isolation, or as substitutes for analysis of our financial results prepared in accordance with GAAP.

Key Business Metrics

Estimated Remaining Collections

We define ERC as the undiscounted sum of all future projected collections on our owned finance receivables portfolios. We calculate ERC using data derived from our databases of owned and serviced debt portfolio in the markets in which we operate and from our proprietary behavioral and asset valuation models. References to our ERC are references to gross ERC (which includes estimated collections in respect of the current charge-off balances). We believe that our ERC estimation represents an important supplemental measure to compare our cash generating capacity with other companies in the debt collection industry, even though we can provide no assurance that we will achieve such collections within a specified time period, or at all.

The following table summarizes the total ERC by geographic area, or segment, during the periods presented:

	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$2,101.7	$1,616.4	$485.3	30.0%
Canada	348.5	221.6	126.9	57.3%
United Kingdom	158.4	146.5	12.0	8.2%
Latin America	244.3	185.8	58.5	31.5%
Total	$2,852.9	$2,170.2	$682.7	31.5%

ERC in our United States reportable segment included $226.5 million from the Conn’s Portfolio Purchase.

Deployments

Deployments refers to portfolios purchases in the ordinary course. We believe deployments represent an important measure of our investment activity. Deployments are a key driver of the growth of our ERC and a measure to compare growth in our business with the growth of other companies in the debt collection industry.

The following tables summarize the total deployments or purchases by geographic area, or reportable segments, during the periods presented:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$80.6	$91.8	$(11.2)	(12.2)%
Canada	26.6	24.1	2.5	10.4%
United Kingdom	4.7	8.5	(3.8)	(44.7)%
Latin America	13.4	16.1	(2.7)	(16.8)%
Total Purchases	$125.3	$140.5	$(15.2)	(10.8)%

During the three months ended June 30, 2025, we invested $125.3 million to acquire receivable portfolios, with face values aggregating $1,759.6 million, for an average purchase price of 7.1% of face value. The amount invested in receivable portfolios decreased $15.2 million, or 10.8%, compared with the $140.5 million invested during the three months ended June 30, 2024, to acquire receivable portfolios with face values aggregating $2,541.1 million, for an average purchase price of 5.5% of face value.

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$200.2	$155.2	$45.0	29.0%
Canada	78.6	44.6	34.0	76.2%
United Kingdom	6.6	18.0	(11.4)	(63.3)%
Latin America	15.1	24.1	(9.0)	(37.3)%
Total Purchases	$300.5	$241.9	$58.6	24.2%

During the six months ended June 30, 2025, we invested $300.5 million to acquire receivable portfolios, with face values aggregating $4,517.0 million, for an average purchase price of 6.7% of face value. The amount invested in receivable portfolios increased $58.6 million, or 24.2%, compared with the $241.9 million invested during the six months ended June 30, 2024, to acquire receivable portfolios with face values aggregating $4,060.6 million, for an average purchase price of 6.0% of face value.

Collections

The following tables summarize the total collections by geographic area, or reportable segment, during the periods presented:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$202.4	$97.7	$104.7	107.2%
Canada	30.8	21.4	9.4	43.9%
United Kingdom	10.7	9.8	0.9	9.2%
Latin America	11.8	9.0	2.8	31.1%
Total Collections	$255.7	$137.9	$117.8	85.4%

Collections from purchased receivables increased by $117.8 million or 85.4% to $255.7 million during the three months ended June 30, 2025, from $137.9 million during the three months ended June 30, 2024. The increase in collections from purchased receivables compared to the period ended June 30, 2024, was primarily a result of increased purchases during the period. Collections in our United States reportable segment included $65.1 million from the Conn’s Portfolio Purchase.

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$416.8	$189.0	$227.8	120.5%
Canada	56.5	40.8	15.7	38.5%
United Kingdom	20.9	18.5	2.4	13.0%
Latin America	22.4	16.8	5.6	33.3%
Total Collections	$516.6	$265.1	$251.5	94.9%

Collections from purchased receivables increased by $251.5 million or 94.9% to $516.6 million during the six months ended June 30, 2025, from $265.1 million during the six months ended June 30, 2024. The increase in collections from purchased receivables compared to the period ended June 30, 2024, was primarily a result of increased purchases during the period. Collections in our United States reportable segment included $154.2 million from the Conn’s Portfolio Purchase.

Non-GAAP Financial Measures

To supplement our combined and condensed consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures throughout this Quarterly Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making.

Non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our combined and condensed consolidated financial statements prepared and presented in accordance with GAAP.

Adjusted Net Income

Adjusted net income is calculated as net income in accordance with GAAP, adjusted to exclude (i) foreign exchange and other income (expense); (ii) stock-based compensation; and (iii) merger and acquisition and other infrequent, non-recurring, non-core or unusual charges. Adjusted net income is a supplemental measure of performance that is not required by, or presented in accordance with, GAAP. We present adjusted net income because we consider it an important supplemental measure of our operations and financial performance. Our management believes adjusted net income helps us provide enhanced period-to-period comparability of operations and financial performance and is useful to investors as other companies in our industry report similar financial measures. Adjusted net income should not be considered as an alternative to net income determined in accordance with GAAP.

Some of the limitations related to the use of adjusted net income as an analytical tool include:

◾	does not reflect our future requirements for capital expenditures or contractual commitments;
◾	does not reflect changes in, or cash requirements for, our working capital needs; and
◾	other companies in our industry may calculate adjusted net income differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted net income should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

Set forth below is a reconciliation of adjusted net income to net income, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Net Income	$47.7	$32.2	$15.5	48.1%
Foreign exchange and other income (expense)	(1.1)	2.9	(4.0)	(137.9)%
Provision for income taxes	12.2	—	12.2	—
Stock compensation	(8.3)	0.7	(9.0)	(1,285.7)%
Canaccede exit incentive	0.7	—	0.7	—
Merger and acquisition and other one-time expenses(1)	8.4	2.0	6.4	320.0%
Adjusted Net Income	$59.6	$37.8	$21.8	57.7%

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Net Income	$111.9	$65.1	$46.8	71.9%
Foreign exchange and other income (expense)	(3.6)	2.7	(6.3)	(233.3)%
Provision for income taxes	12.2	—	12.2	—%
Stock compensation	(7.9)	1.9	(9.8)	(515.8)%
Canaccede exit incentive	1.0	—	1.0	—%
Merger and acquisition and other one-time expenses(1)	8.7	2.2	6.5	295.5%
Adjusted Net Income	$122.3	$71.9	$50.4	70.1%

Pro Forma Earnings Per Share

The following unaudited pro forma earnings per share have been prepared in accordance with Article 11 of Regulation S-X, as amended, to reflect the impact of the IPO had it happened for the beginning of the periods presented below.

Pro forma adjusted basic earnings per share is calculated by dividing net income available to common stockholders of Jefferson Capital, Inc. by the weighted average number of common shares outstanding as of June 27, 2025, the date of the IPO. Diluted EPS is computed using the same components as basic EPS, with the denominator adjusted for nonvested share awards from June 27, 2025, the date of the IPO.

The components of earnings per share for the three and six months ended June 30, 2025 are (in thousands, except per share amounts):

	For the Three Months Ended June 30,
	As Reported	Adjustments	[1]	Pro Forma Adjusted
Net income	$47,651	$—		$47,651
Shares:
Weighted average basic common shares outstanding	2,561	55,705		58,266
Weighted average diluted common shares outstanding	2,843	55,705		58,548

Earnings per common share	$18.61	(17.79)		$0.82
Diluted earnings per common share	16.76	(15.95)		0.81

	For the Six Months Ended June 30,
	As Reported	Adjustments	[1]	Pro Forma Adjusted
Net income	$111,876	$—		$111,876
Shares:
Weighted average basic common shares outstanding	1,288	56,978		58,266
Weighted average diluted common shares outstanding	1,430	56,979		58,408

Earnings per common share	$86.88	(84.96)		$1.92
Diluted earnings per common share	78.26	(76.35)		1.92

1) The adjustment to the shares represents the impact as if the IPO had occurred as of January 1, 2025, and the related impact to EPS.

Components of Results of Operations

Revenue

Our revenue is primarily derived from revenue from previously charged-off receivables, which is revenue recognized from engaging in debt purchasing and recovery activities, and from credit card and servicing revenue streams.

Total Portfolio Revenue

Portfolio revenue consists of two components: (i) portfolio income, which is the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the established pool effective interest rate (“EIR”)), and (ii) changes in recoveries, which includes recoveries above or below forecast (the difference between actual cash collected or recovered during the current period and expected cash recoveries for the current period) and changes in expected future recoveries (the present value change of expected future recoveries, where such change generally results from changes to the expected timing of collections and changes to the total amount of expected future collections).

For a majority of the portfolios we purchase, when we acquire them, we apply our charge-off policy and fully write off the amortized costs of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “investments in previously charged-off receivables, net” on our combined and condensed consolidated balance sheet. The discount rate is a purchase EIR established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. From time to time, we will also purchase performing portfolios for a discount, where we will apply the interest method and accrete the discount.

Credit Card Revenue

Credit card revenue consists of interest income, annual fees, late fees, as well as interchange fees, cash advance fees and other miscellaneous items from credit card transactions. Interest income is accrued monthly based on the outstanding receivables and their contractual interest rates.

Servicing Revenue

Servicing revenue consists of the revenue we generate from providing collection services to certain third parties. Generally, we receive a percentage of collections as the fee for services, and in some cases, we receive a fixed fee. Servicing revenue is recognized when the underlying receivables are collected or when a fixed fee service is performed.

Provision for Credit Losses

Provision for credit losses is the allowance we provide for credit losses on loans and fees receivable. We compute the allowance for credit losses on loans and fees receivable at the pool level using a roll-rate methodology and consider a number of factors in the measurement of the allowance, including historical loss rates, current delinquency and roll-rate trends, the effects of changes in the economy, changes in underwriting criteria and estimated recoveries. The allowance is estimated based on amortized cost basis of the loan, including principal, accrued interest receivable, deferred fees and costs. We place receivables on non-accrual at 90 days past due and write off the accrued interest at 180 days past due or sooner if facts and circumstances indicate earlier non-collectability. Expected recoveries are included in the measurement of the allowance for credit losses.

Operating Expenses

Salaries and Benefits Expense

Salaries and benefits expense primarily consists of base salary, commission, bonus expense and healthcare costs. Additionally, it includes 401k match and stock-based compensation expense. We expense all salaries and benefits expense as incurred. While we expect our salaries and benefits expense will increase in absolute dollars as we continue to invest in our growth and operate as a public company (including as a result of increased stock-based compensation), we expect such expense to decline as a percentage of revenue over time as we scale our business and leverage our investments already made.

Servicing Expenses

Servicing expenses primarily consists of collections and customer service expenses associated with previously charged-off receivables, such as the cost of outsourced collections, debtor correspondence, legal fees associated with the collection of debt and other direct expenses associated with collections and customer service efforts. While we expect our servicing expenses will increase in absolute dollars as our business grows, we expect such expenses will vary from period-to-period as a percentage of revenue for the foreseeable future and decrease as a percentage of revenue over the long term as a result of continued investments to improve the efficiency of our operations and support organization.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and amortization of intangible assets, primarily related to loan costs.

Professional Fees

Professional fees primarily consists of legal and consulting expenses, including annual audit fees and various other outside service fees provided by expert services firms. In addition, it includes legal fees associated with settlements and fees associated with merger and acquisition expenses.

We incurred additional expenses related to the initial public offering (the “IPO”) and expect to incur additional expense primarily due to the costs of operating as a public company, which are expected to include additional legal, accounting and consulting expenses, among others.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses generally consists of rent expense, travel and entertainment expenses, and other general overhead expenses.

Other Income (Expense)

Interest Expense

Interest expense primarily consists of interest expense on our outstanding debt.

Foreign Exchange and Other Income (Expense)

Foreign exchange and other income (expense) consists of foreign currency related realized gains or losses on portfolio purchase transactions.

Results of Operations

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following tables set forth combined and condensed consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
(in Millions)	2025		2024
Revenues:
Portfolio income	$138.9	90.9%	$94.7	91.1%
Changes in recoveries	1.6	1.0%	—	—%
Total portfolio revenue	$140.5	92.0%	$94.7	91.1%
Credit card revenue	1.8	1.2%	2.1	2.0%
Servicing revenue	10.5	6.9%	7.1	6.8%
Total revenues	$152.8	100.0%	$103.9	100.0%

Provision for credit losses	$0.6	0.4%	$1.0	1.0%

Operating Expenses:
Salaries and benefits	$6.3	4.1%	$12.3	11.8%
Servicing expenses	43.5	28.5%	30.8	29.6%
Depreciation and amortization	1.3	0.9%	0.5	0.5%
Professional fees	9.4	6.2%	2.1	2.0%
Other selling, general and administrative	5.0	3.3%	2.0	1.9%
Total operating expenses	$65.5	42.9%	$47.7	45.9%
Net operating income	$86.7	56.7%	$55.2	53.1%

Other income (expense):
Interest expense	$(25.8)	(16.9)%	$(18.2)	(17.5)%
Foreign exchange and other income (expense)	1.1	0.7%	(2.8)	(2.7)%
Total other income / (expense)	(24.7)	(16.2)%	(21.0)	(20.2)%
Income before income taxes	$62.0	40.6%	$34.2	32.9%
Provision for income taxes	(14.3)	(9.4)%	(1.9)	(1.8)%
Net income	$47.7	31.2%	$32.3	31.1%
Foreign currency translation	14.4	9.4%	(3.1)	(3.0)%
Comprehensive income	$62.1	40.6%	$29.2	28.1%

Revenues

A summary of how our revenues were generated during the periods indicated is as follows:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Cash Collections	$255.7	$137.9	$117.8	85.4%
Principal Amortization	(115.2)	(43.2)	(72.0)	166.7%
Total portfolio revenue	140.5	94.7	45.8	48.4%
Credit card revenue	1.8	2.1	(0.3)	(14.3)%
Servicing revenue	10.5	7.1	3.4	47.9%
Total revenues	$152.8	$103.9	$48.9	47.1%

Total revenues were $152.8 million for the three months ended June 30, 2025, an increase of $48.9 million, or 47.1%, compared to $103.9 million for the three months ended June 30, 2024. The increase is primarily a result of strong deployment growth in prior periods.

Operating Expenses

Total operating expenses were $65.5 million for the three months ended June 30, 2025, an increase of $17.8 million, or 37.4%, compared to $47.7 million for the three months ended June 30, 2024 driven primarily by an increase of $12.7 million in court costs, agency and repo commission and other servicing expenses due to increased collections.

Salaries and Benefits

Salaries and benefits were $6.3 million for the three months ended June 30, 2025 a decrease of $6.0 million, or 48.8%, compared to $12.3 million for the three months ended June 30, 2024. The change in stock-based compensation, a component of salaries and benefit expense, is driven by the reversal of stock-based compensation expense due to the impact of the initial public offering on the outstanding Class B units.

Servicing Expenses

Servicing expenses were $43.5 million for the three months ended June 30, 2025, an increase of $12.7 million, or 41.2%, compared to $30.8 million for the three months ended June 30, 2024. The increase in servicing expenses was primarily driven by increased collections. Servicing expenses consisted of the following for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Agency and repo commission expense	$12.6	$8.5	$4.1	48.2%
Legal commission expense	6.7	5.1	1.6	31.4%
Court costs	12.4	7.8	4.6	59.0%
Communications	5.8	5.4	0.4	7.4%
Offshore	3.3	2.0	1.3	65.0%
Other servicing expenses	2.7	2.0	0.7	35.0%
Total servicing expenses	$43.5	$30.8	$12.7	41.2%

Depreciation and Amortization

Depreciation and amortization was $1.3 million for the three months ended June 30, 2025, a $0.8 million, or 160.0%, increase from the $0.5 million for the three months ended June 30, 2024. The increase was primarily due to incremental amortization expense of $0.7 million associated with the Conn’s purchase which closed in December 2024.

Professional Fees

Professional fees were $9.4 million for the three months ended June 30, 2025 an increase of $7.3 million, or 347.6%, compared to $2.1 million for the three months ended June 30, 2024. The increase was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses generally consist of rent expense, travel and entertainment expenses, and other general overhead expenses which totaled $5.0 million for the three months ended June 30, 2025, an increase of $3.0 million or 150.0%, compared to $2.0 million for the three months ended June 30, 2024. The increase is primarily due to $1.9 for data processing expenses and rent related to the Conn’s purchase, $0.7 costs associated with the Canada acquisition in relation to the potential realization of an exit incentive as well as other various expense increases.

Other Income (Expense)

Interest Expense

Total interest expense was $25.8 million for the three months ended June 30, 2025, an increase of $7.6 million, or 41.0%, compared to $18.2 million for the three months ended June 30, 2024. The increase was primarily driven by our deployments which drives a higher credit facility debt balance, and an increase in the cost of debt due to the payoff of the credit facility with the net proceeds of the 2030 Senior Notes issued in May 2025 as well as by increased amortization of note payable origination costs of $1.4 million or 27.3% higher compared to $1.1 million for the three months ended June 30, 2024, due to the issuance of the 2029 Senior Notes in the year ended December 31, 2024 and the issuance of the 2030 Senior Notes in May 2025.

Interest expense consisted of the following for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Interest expense	$24.4	$17.1	$7.3	42.7%
Amortization of note payable origination costs	1.4	1.1	0.3	27.3%
Total interest expense	$25.8	$18.2	$7.6	41.8%

Provision for Income Tax Expense

The provision for income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance and nondeductible fair value adjustments to derivatives, as well as the relative proportion of foreign income to domestic income, generation of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. The Company had incurred a year-to-date provision of $16.9 million to reflect the change in tax payer status to a corporation as a result of the reorganization related to the initial public offering.

Segment Results of Operations

The following tables set forth combined and condensed consolidated income statement amounts categorized by segment, for the periods indicated:

	Three Months Ended June 30,
	2025					2024
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$106.5	$7.4	$17.6	$9.0	$140.5	$67.0	$6.9	$13.0	$7.8	$94.7
Credit card revenue	0.6	—	1.2	—	1.8	0.7	—	1.4	—	2.1
Servicing revenue	3.8	6.3	0.4	—	10.5	0.8	6.2	0.1	—	7.1
Total Revenue	$110.9	$13.7	$19.2	$9.0	$152.8	$68.5	$13.1	$14.5	$7.8	$103.9

Provision for credit losses	$0.4	$—	$0.2	$—	$0.6	$0.5	$—	$0.5	$—	$1.0

Operating Expenses
Salaries and benefits	0.7	4.1	1.4	0.1	6.3	7.3	3.5	1.4	0.1	12.3
Servicing expenses	32.5	5.1	2.7	3.2	43.5	22.1	3.6	2.7	2.4	30.8
Depreciation and amortization	0.9	0.1	0.3	—	1.3	0.1	0.1	0.3	—	0.5
Professional fees	8.7	0.3	0.2	0.2	9.4	1.6	0.2	0.1	0.2	2.1
Other selling, general and administrative	3.8	0.7	0.3	0.2	5.0	1.1	0.5	0.3	0.1	2.0
Total Operating Expenses	$46.6	$10.3	$4.9	$3.7	$65.5	$32.2	$7.9	$4.8	$2.8	$47.7

Net Operating Income	$63.9	$3.4	$14.1	$5.3	$86.7	$35.8	$5.2	$9.2	$5.0	$55.2
Net operating income margin	57.6%	24.8%	73.4%	58.9%	56.7%	52.3%	39.7%	63.4%	64.1%	53.1%

United States

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$106.5	$67.0	$39.5	59.0%
Credit card revenue	0.6	0.7	(0.1)	(14.3)%
Servicing revenue	3.8	0.8	3.0	375.0%
Total Revenue	$110.9	$68.5	$42.4	61.9%

Provision for credit losses	$0.4	$0.5	$(0.1)	(20.0)%

Operating Expenses
Salaries and benefits	0.7	7.3	(6.6)	(90.4)%
Servicing expenses	32.5	22.1	10.4	47.1%
Depreciation and amortization	0.9	0.1	0.8	800.0%
Professional fees	8.7	1.6	7.1	443.8%
Other selling, general and administrative	3.8	1.1	2.7	245.5%
Total Operating Expenses	$46.6	$32.2	$14.4	44.7%

Net Operating Income	$63.9	$35.8	$28.1	78.5%
Net operating income margin	57.6%	52.3%

Portfolio revenue grew $39.5 million or 59% in the period ended June 30, 2025 compared to June 30, 2024, primarily due to the growth in our deployments, including from, but not solely based on, the Conn’s Portfolio Purchase which contributed $24.7 million of portfolio revenue for the three months ended June 30, 2025.

Servicing revenue grew $3.0 million or 375.0% in for the period ended June 30, 2025 compared to June 30, 2024, primarily due to the Conn’s Portfolio Purchase, which contributed $3.1 million of total servicing revenue in the three months ended June 30, 2025.

We consolidate all of the salaries, bonuses and accruals for stock compensation for our U.S.-based senior management team into the “Salaries and benefits expense” for the United States segment. Salaries and benefits in the United States decreased $6.6 million or 90.4% in the three months ended June 30, 2025 compared to June 30, 2024 driven by the reversal of stock-based compensation expense due to the impact of the initial public offering in June 2025.

Servicing expenses grew $10.4 million or 47.1% in the period ending June 30, 2025 compared to June 30, 2024 driven by growth in our collections, including $2.9 million from the Conn’s Portfolio Purchase.

We incurred $7.1 million or 443.8% higher professional fees in the period ended June 30, 2025 compared to June 30, 2024 primarily driven by one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other selling, general and administrative expenses increased $2.7 million or 245.5% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to additional data processing and higher rent expense related to the addition of Conn’s location in 2025. Additionally, we recognized a one-time cost associated with the Canada acquisition in relation to the potential realization of an exit incentive, which was $0.7 million in the period ended June 30, 2025.

Overall net operating income increased $28.1 million or 78.5% in the three months ended June 30, 2025 compared to June 30, 2024 to $63.9 million from $35.8 million driven by $19.5 million associated with the Conn’s portfolio acquired in December 2024. Net operating income as a percentage of total revenues was 57.6% in the period ended June 30, 2025 compared to 52.3% in June 30, 2024.

United Kingdom

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$7.4	$6.9	$0.5	7.2%
Servicing revenue	6.3	6.2	0.1	1.6%
Total Revenue	$13.7	$13.1	$0.6	4.6%

Operating Expenses
Salaries and benefits	4.1	3.5	0.6	17.1%
Servicing expenses	5.1	3.6	1.5	41.7%
Depreciation and amortization	0.1	0.1	—	0.0%
Professional fees	0.3	0.2	0.1	50.0%
Other selling, general and administrative	0.7	0.5	0.2	40.0%
Total Operating Expenses	$10.3	$7.9	$2.4	30.4%

Net Operating Income	$3.4	$5.2	$(1.8)	(34.6)%
Net operating income margin	24.8%	39.7%

Portfolio revenue increased $0.5 million or 7.2% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to continued strong collection performance in the United Kingdom.

Servicing revenue increased $0.1 million or 1.6% in the period ended June 30, 2025 compared to June 30, 2024 due to the underlying organic growth from both our Moriarty and ResolveCall businesses.

Salaries and benefits increased $0.6 million or 17.1% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to higher employee benefit costs.

Other selling, general and administrative expenses increased $0.2 million or 40.0% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to growth in our servicing businesses in the United Kingdom.

Net operating income overall slightly declined $1.8 million or 34.6% in the period ended June 30, 2025 compared to June 30, 2024 due to lower deployments and higher servicing expenses. Net operating income as a percentage of total revenues was 24.8% in the period ended June 30, 2025 compared to 39.7% in June 30, 2024.

Canada

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$17.6	$13.0	$4.6	35.4%
Credit card revenue	1.2	1.4	(0.2)	(14.3)%
Servicing revenue	0.4	0.1	0.3	300.0%
Total Revenue	$19.2	$14.5	$4.7	32.4%

Provision for credit losses	$0.2	$0.5	$(0.3)	(60.0)%

Operating Expenses
Salaries and benefits	1.4	1.4	—	—%
Servicing expenses	2.7	2.7	—	—%
Depreciation and amortization	0.3	0.3	—	—%
Professional fees	0.2	0.1	0.1	0.0%
Other selling, general and administrative	0.3	0.3	—	—%
Total Operating Expenses	$4.9	$4.8	$0.1	2.1%

Net Operating Income	$14.1	$9.2	$4.9	53.3%
Net operating income margin	73.4%	63.4%

Portfolio revenue increased $4.6 million or 35.4% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to higher deployments.

Servicing revenue increased $0.3 million or 300.0% in the period ended June 30, 2025 compared to June 30, 2024 due to the underlying organic growth.

Overall net operating income increased $4.9 million or 53.3% in the period ended June 30, 2025 compared to June 30, 2024 due to higher revenue growth with prudent expense management and increased usage of our off-shore resources. Net operating income as a percentage of total revenues was 73.4% in the period ended June 30, 2025 compared to 63.4% in June 30, 2024.

Latin America

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$9.0	$7.8	$1.2	15.4%
Total Revenue	$9.0	$7.8	$1.2	15.4%

Operating Expenses
Salaries and benefits	0.1	0.1	—	0.0%
Servicing expenses	3.2	2.4	0.8	33.3%
Depreciation and amortization	—	—	—	0.0%
Professional fees	0.2	0.2	—	0.0%
Other selling, general and administrative	0.2	0.1	0.1	100.0%
Total Operating Expenses	$3.7	$2.8	$0.9	32.1%

Net Operating Income	$5.3	$5.0	$0.3	6.0%
Net operating income margin	58.9%	64.1%

Portfolio revenue increased $1.2 million or 15.4% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to continued strong collection performance.

Servicing expenses increased $0.8 million or 33.3% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to increased collections.

Other selling, general and administrative expenses increased $0.1 million or 100.0% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to the business growth support.

Overall net operating income increased slightly by $0.3 million or 6.0% in the period ended June 30, 2025 compared to June 30, 2024 due to higher revenues. Net operating income as a percentage of total revenues was 58.9% in the period ended June 30, 2025 compared to 64.1% in June 30, 2024.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following tables set forth combined and condensed consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the periods indicated:

	Six Months Ended June 30,
(in Millions)	2025		2024
Revenues:
Portfolio income	$277.6	90.2%	$186.1	91.3%
Changes in recoveries	5.2	1.7%	(0.1)	(0.0)%
Total portfolio revenue	$282.8	91.9%	$186.0	91.3%
Credit card revenue	3.7	1.2%	4.3	2.1%
Servicing revenue	21.1	6.9%	13.5	6.6%
Total revenues	$307.6	100.0%	$203.8	100.0%

Provision for credit losses	$1.1	0.4%	$1.8	0.9%

Operating Expenses:
Salaries and benefits	$20.3	6.6%	$23.4	11.5%
Servicing expenses	86.3	28.1%	62.6	30.7%
Depreciation and amortization	2.9	0.9%	1.1	0.5%
Professional fees	11.6	3.8%	4.0	2.0%
Other selling, general and administrative	9.5	3.1%	3.8	1.9%
Total operating expenses	$130.6	42.5%	$94.9	46.6%
Net operating income	$175.9	57.2%	$107.1	52.6%

Other income / (expense):
Interest expense	$(50.7)	(16.5)%	$(35.5)	(17.4)%
Foreign exchange and other income (expense)	3.6	1.2%	(2.7)	(1.3)%
Total other income / (expense)	(47.1)	(15.3)%	(38.2)	(18.7)%
Income before income taxes	$128.8	41.9%	$68.9	33.8%
Provision for income taxes	(16.9)	(5.5)%	(3.8)	(1.9)%
Net income attributable to Jefferson Capital Holdings, LLC	$111.9	36.4%	$65.1	31.9%
Foreign currency translation	18.3	5.9%	(5.9)	(2.9)%
Comprehensive income	$130.2	42.3%	$59.2	29.0%

Revenues

A summary of how our revenues were generated during the periods indicated is as follows:

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Cash Collections	$516.6	$265.1	$251.5	94.9%
Principal Amortization	(233.8)	(79.1)	(154.7)	195.6%
Total portfolio revenue	282.8	186.0	96.8	52.0%
Credit card revenue	3.7	4.3	(0.6)	(14.0)%
Servicing revenue	21.1	13.5	7.6	56.3%
Total revenues	$307.6	$203.8	$103.8	50.9%

Total revenues were $307.6 million for the six months ended June 30, 2025, an increase of $103.8 million, or 50.9%, compared to $203.8 million for the six months ended June 30, 2024. The increase is primarily a result of increased deployments during the period.

Operating Expenses

Total operating expenses were $130.6 million for the six months ended June 30, 2025, an increase of $35.7 million, or 37.6%, compared to $94.9 million for the six months ended June 30, 2024. This is driven by an increase in higher servicing expenses of $23.7 million related to increased collections, $7.6 million in professional fees related to the initial public offering in June 2025, and $5.8 million associated with increased various selling, general and administrative expenses.

Salaries and Benefits

Salaries and benefits were $20.3 million for the six months ended June 30, 2025 which is a decrease of $3.1 million, or 13.2%, compared to $23.4 million for the six months ended June 30, 2024. The decrease is due to the reversal of stock-based compensation expense due to the impact of the initial public offering in June 2025 offsetting the increase of $6.0 million in salaries and benefit costs related to the additional employees acquired as part of the Conn’s portfolio acquisition.

Servicing Expenses

Servicing expenses were $86.3 million for the six months ended June 30, 2025, an increase of $23.7 million, or 37.9%, compared to $62.6 million for the six months ended June 30, 2024. The increase in servicing expenses was primarily driven by increased collections as well as $6.7 million from the Conn’s portfolio. Servicing expenses consisted of the following for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Agency and repo commission expense	$24.9	$16.0	$8.9	55.6%
Legal commission expense	13.2	9.6	3.6	37.5%
Court costs	21.8	13.5	8.3	61.5%
Communications	14.7	15.7	(1.0)	(6.4)%
Offshore	6.7	4.0	2.7	67.5%
Other servicing expenses	5.0	3.8	1.2	31.6%
Total servicing expenses	$86.3	$62.6	$23.7	37.9%

Depreciation and Amortization

Depreciation and amortization was $2.9 million for the six months ended June 30, 2025, a $1.8 million, or 163.6%, increase from the $1.1 million for the six months ended June 30, 2024. The increase was due incremental intangible assets associated with the Conn’s purchase, which equated to $1.8 million of additional amortization.

Professional Fees

Professional fees were $11.6 million for the six months ended June 30, 2025, an increase of $7.6 million, or 190.0%, compared to $4.0 million for the six months ended June 30, 2024. The increase was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses generally consist of rent expense, travel and entertainment expenses, and other general overhead expenses. These expenses totaled $9.5 million for the six months ended June 30, 2025, an increase of $5.7 million or 150.0%, compared to $3.8 million for the six months ended June 30, 2024. The increase is primarily due to an additional $4.0 million for data processing and rent expense related to the addition of Conn’s location in 2025. Additionally, we recognized a one-time cost associated with the Canada acquisition in relation to the potential realization of an exit incentive of $1.0 million.

Other Income (Expense)

Interest Expense

Total interest expense was $50.7 million for the six months ended June 30, 2025, an increase of $15.2 million, or 42.8%, compared to $35.5 million for the six months ended June 30, 2024. The increase was primarily driven by our increased deployments which drives a higher credit facilities debt balance, as well as by increased amortization of note payable origination costs of $2.5 million, an increase of $0.4 million or 19.0% higher compared to $2.1 million for the six months ended June 30, 2024, due to the issuance of the 2030 Senior Notes in the May 2025.

Interest expense consisted of the following for the period ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Interest expense	$48.2	$33.5	$14.8	44.2%
Amortization of note payable origination costs	2.5	2.1	0.4	19.0%
Total interest expense	$50.7	$35.5	$15.2	42.8%

Provision for Income Tax Expense

The provision for  income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance and nondeductible fair value adjustments to derivatives, as well as the relative proportion of foreign income to domestic income, generation of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. The Company had incurred a year-to-date provision of $16.9 million to reflect the change in tax payer status to a corporation as a result of the reorganization related to the initial public offering.

Segment Results of Operations

The following tables set forth combined and condensed consolidated income statement amounts categorized by segment, for the periods indicated:

	Six Months Ended June 30,
	2025					2024
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$218.2	$11.9	$33.7	$19.0	$282.8	$132.9	$13.7	$24.8	$14.6	$186.0
Credit card revenue	1.3	—	2.4	—	3.7	1.5	—	2.8	—	4.3
Servicing revenue	8.3	12.1	0.7	—	21.1	1.7	11.7	0.1	—	13.5
Total Revenue	$227.8	$24.0	$36.8	$19.0	$307.6	$136.1	$25.4	$27.7	$14.6	$203.8

Provision for credit losses	$0.7	$—	$0.4	$—	$1.1	$1.0	$—	$0.8	$—	$1.8

Operating Expenses
Salaries and benefits	$9.6	$7.8	$2.7	$0.2	$20.3	$13.7	$6.8	$2.7	$0.2	$23.4
Servicing expenses	65.9	9.1	5.1	6.2	86.3	46.9	6.5	4.8	4.4	62.6
Depreciation and amortization	2.2	0.2	0.5	—	2.9	0.3	0.2	0.6	—	1.1
Professional fees	10.4	0.5	0.3	0.4	11.6	2.9	0.5	0.2	0.4	4.0
Other selling, general and administrative	7.3	1.2	0.7	0.3	9.5	1.9	1.1	0.6	0.2	3.8
Total Operating Expenses	$95.4	$18.8	$9.3	$7.1	$130.6	$65.7	$15.1	$8.9	$5.2	$94.9

Net Operating Income	$131.7	$5.2	$27.1	$11.9	$175.9	$69.4	$10.3	$18.0	$9.4	$107.1
Net operating income margin	57.8%	21.7%	73.6%	62.6%	57.2%	51.0%	40.6%	65.0%	64.4%	52.6%

United States

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$218.2	$132.9	$85.3	64.2%
Credit card revenue	1.3	1.5	(0.2)	(13.3)%
Servicing revenue	8.3	1.7	6.6	388.2%
Total Revenue	$227.8	$136.1	$91.7	67.4%

Provision for credit losses	$0.7	$1.0	$(0.3)	(30.0)%

Operating Expenses
Salaries and benefits	$9.6	$13.7	$(4.1)	(29.9)%
Servicing expenses	65.9	46.9	19.0	40.5%
Depreciation and amortization	2.2	0.3	1.9	633.3%
Professional fees	10.4	2.9	7.5	258.6%
Other selling, general and administrative	7.3	1.9	5.4	284.2%
Total Operating Expenses	$95.4	$65.7	$29.7	45.2%

Net Operating Income	$131.7	$69.4	$62.3	89.8%
Net operating income margin	57.8%	51.0%

Portfolio revenue grew $85.3 million or 64.2% in the six months ended June 30, 2025 compared to June 30, 2024, primarily due to deployment growth, including from, but not solely based on, the Conn’s Portfolio Purchase, which we consolidated into our results for the United States segment starting in December 2024 and contributed $54.7 million of revenue.

Servicing revenue grew $6.6 million or 388.2% in the six months ended June 30, 2025, primarily due to the Conn’s Portfolio Purchase, which contributed $6.8 million.

Salaries and benefits were $9.6 million for the six months ended June 30, 2025 which is a decrease of $4.1 million, or 29.9%, compared to $13.7 million for the six months ended June 30, 2024. The decrease is due to the reversal of stock-based compensation expense due to the impact of the initial public offering in June 2025, offsetting the increase of $6.0 million in salaries and benefit costs related to the additional employees acquired as part of the Conn’s portfolio acquisition.

Servicing expenses were $65.9 million for the six months ended June 30, 2025, an increase of $19.0 million, or 40.5%, compared to $46.9 million for the six months ended June 30, 2024. The increase in servicing expenses was primarily driven by increased collections as well as $6.7 million from the Conn’s portfolio acquisition.

Professional fees were $10.4 million for the six months ended June 30, 2025, an increase of $7.5 million, or 258.6%, compared to $2.9 million for the six months ended June 30, 2024. The increase was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other selling, general and administrative expenses generally consist of rent expense, travel and entertainment expenses, and other general overhead expenses. These expenses totaled $7.3 million for the six months ended June 30, 2025, an increase of $5.4 million or 284.2%, compared to $1.9 million for the six months ended June 30, 2024. The increase is primarily due to an additional $4.0 million for data processing and rent expense related to the addition of Conn’s location in 2025. Additionally, we recognized a one-time cost associated with the Canada acquisition in relation to the potential realization of an exit incentive of $1.0 million.

Overall net operating income increased $62.3 million or 89.8% higher in the six months ended June 30, 2025 than the six months ended June 30, 2024 primarily due to continued growth in deployments and $36.9 million contributed from the Conn’s portfolio.

United Kingdom

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$11.9	$13.7	$(1.8)	(13.1)%
Servicing revenue	12.1	11.7	0.4	3.4%
Total Revenue	$24.0	$25.4	$(1.4)	(5.5)%

Operating Expenses
Salaries and benefits	$7.8	$6.8	$1.0	14.7%
Servicing expenses	9.1	6.5	2.6	40.0%
Depreciation and amortization	0.2	0.2	—	—%
Professional fees	0.5	0.5	—	—%
Other selling, general and administrative	1.2	1.1	0.1	9.1%
Total Operating Expenses	$18.8	$15.1	$3.7	24.5%

Net Operating Income	$5.2	$10.3	$(5.1)	(49.5)%
Net operating income margin	21.7%	40.6%

Portfolio revenue decreased $1.8 million or 13.1% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to lower deployments in the United Kingdom.

Servicing revenue increased $0.4 million or 3.4% in the period ended June 30, 2025 compared to June 30, 2024 due to the underlying organic growth from both our Moriarty and ResolveCall businesses.

Salaries and benefits increased $1.0 million or 14.7% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to higher employee benefit costs.

Servicing expenses increased $2.6 million or 40.0% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to higher support costs resulting from organic growth in the servicing business.

Other selling, general and administrative expenses increased $0.1 million or 9.1% in the period ended June 30, 2025 compared to June 30, 2024.

Overall net operating income declined $5.1 million or 49.5% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to lower deployments and higher servicing costs.

Canada

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$33.7	$24.8	$8.9	35.9%
Credit card revenue	2.4	2.8	(0.4)	(14.3)%
Servicing revenue	0.7	0.1	0.6	600.0%
Total Revenue	$36.8	$27.7	$9.1	32.9%

Provision for credit losses	$0.4	$0.8	$(0.4)	(50.0)%

Operating Expenses
Salaries and benefits	$2.7	$2.7	$—	0.0%
Servicing expenses	5.1	4.8	0.3	6.3%
Depreciation and amortization	0.5	0.6	(0.1)	(16.7)%
Professional fees	0.3	0.2	0.1	50.0%
Other selling, general and administrative	0.7	0.6	0.1	16.7%
Total Operating Expenses	$9.3	$8.9	$0.4	4.5%

Net Operating Income	$27.1	$18.0	$9.1	50.6%
Net operating income margin	73.6%	65.0%

Portfolio revenue increased $8.9 million or 35.9% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to higher deployments.

Servicing revenue increased $0.6 million or 600.0% in the period ended June 30, 2025 compared to June 30, 2024 due to organic growth.

Servicing expenses increased $0.3 million or 6.3% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to higher collections.

Overall net operating income increased $9.1 million or 50.6% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to increased deployments.

Latin America

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$19.0	$14.6	$4.4	30.1%
Total Revenue	$19.0	$14.6	$4.4	30.1%

Operating Expenses
Salaries and benefits	$0.2	$0.2	$—	0%
Servicing expenses	6.2	4.4	1.8	40.9%
Depreciation and amortization	—	—	—	0.0%
Professional fees	0.4	0.4	—	0.0%
Other selling, general and administrative	0.3	0.2	0.1	50.0%
Total Operating Expenses	$7.1	$5.2	$1.9	36.5%

Net Operating Income	$11.9	$9.4	$2.5	26.6%
Net operating income margin	62.6%	64.4%

Portfolio revenue increased $4.4 million or 30.1% in the period ended June 30, 2025 compared to June 30, 2024 primarily due to strong collection performance.

Servicing expense increased $1.8 million or 40.9% in the period ended June 30, 2025 compared to June 30, 2024 due to increased collections.

Overall net operating income increased $2.5 million or 26.6% in the period ended June 30, 2025 compared to June 30, 2024 due to strong collection performance.

Supplemental Performance Data as of June 30, 2025

Investments in Receivables Portfolio Performance

The following tables show certain data related to our investment in receivables portfolios.

The accounts represented in the Insolvency category in the tables below are those portfolios of accounts that were in an insolvency status at the time of purchase. This contrasts with accounts in our Distressed portfolios that file for bankruptcy/insolvency protection after we purchase them, which continue to be tracked in their corresponding Distressed portfolio. Distressed customers sometimes file for bankruptcy/insolvency protection subsequent to our purchase of the related Distressed portfolio. When this occurs, we adjust our collection practices to comply with bankruptcy/insolvency rules and procedures; however, for accounting purposes, these accounts remain in the original Distressed portfolio. Insolvency accounts may be dismissed voluntarily or involuntarily subsequent to our purchase of the Insolvency portfolio. Dismissal occurs when the terms of the bankruptcy are not met by the petitioner. When this occurs, we are typically free to pursue collection outside of bankruptcy procedures; however, for accounting purposes, these accounts remain in the original Insolvency pool.

Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, age of the receivables acquired, and changes in our operational efficiency. For example, increased pricing competition during the 2005 to 2008 period negatively impacted purchase price multiples of our Distressed portfolio compared to prior years. Conversely, during the 2009 to 2011 period, additional supply occurred as a result of the 2008 recession, which resulted in an economic downturn. This created unique and advantageous purchasing opportunities, particularly within the Insolvency market, relative to the prior four years. Purchase price multiples can also vary among types of receivables. For example, we generally incur lower collection costs on our Insolvency portfolio compared with our Distressed portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar net returns when compared with a Distressed portfolio.

When competition increases and/or supply decreases, pricing often becomes negatively impacted relative to expected collections, and yields tend to trend lower. The opposite tends to occur when competition decreases and/or supply increases.

Within a given portfolio type, to the extent that lower purchase price multiples are the result of more competitive pricing and lower net yields, this will generally lead to lower profitability. As portfolio pricing becomes more favorable on a relative basis, our profitability will tend to increase. Profitability within given Distressed portfolio types may also be impacted by the age and quality of the receivables, which impact the cost-to-collect on those accounts. Fresher accounts, for example, typically carry lower associated collection expenses, while older accounts and lower balance accounts typically carry higher costs and, as a result, require higher purchase price multiples to achieve the same net profitability as fresher paper.

We acquire portfolios and record them at the price paid at the time of acquisition. Beginning in 2022, with the adoption of CECL, we aggregate the acquired pools during the year such that during the year the blended effective interest rate will change to reflect new buying and additional cash flow estimates until the end of the respective year. Once the year is completed, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year of purchase, we typically allow pools to season before making any material adjustments to the estimated remaining collections (“ERC”s). Subsequent to the initial year, as we gain collection experience and confidence with a pool of accounts, we evaluate whether to update the annually aggregated ERC. These processes could cause the ratio of ERC to purchase price for any given year of buying to gradually change over time.

The numbers presented in the following tables represent collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, investors should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

PURCHASE PRICE MULTIPLES AS OF JUNE 30, 2025

Excludes Resale as Noted at Bottom

(in millions)

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	US Distressed
	2003-2016 (6)	$339.9	$1,007.7	$37.0	$1,044.7	3.07	x	2.28	x
	2017	55.3	166.8	22.1	188.9	3.42	x	2.36	x
	2018	76.2	206.8	37.2	244.0	3.20	x	2.70	x
	2019	94.8	262.4	24.4	286.8	3.03	x	2.29	x
Vintage	2020	74.1	175.4	48.5	223.9	3.02	x	2.20	x
	2021	73.1	111.8	55.9	167.7	2.30	x	1.97	x
	2022	142.1	144.4	142.1	286.5	2.02	x	2.00	x
	2023	337.6	274.7	502.6	777.4	2.30	x	2.11	x
	2024	481.5	300.3	691.5	991.8	2.06	x	1.98	x
	2025	150.1	20.0	315.6	335.6	2.23	x	2.23	x
	Total	$1,824.8	$2,670.3	$1,877.0	$4,547.3

	US Insolvency
	2003-2016 (6)	$235.8	$365.9	$0.4	$366.3	1.55	x	1.72	x
	2017	49.6	62.4	1.0	63.4	1.28	x	1.35	x
	2018	86.7	106.6	2.7	109.3	1.26	x	1.30	x
	2019	62.2	84.1	5.0	89.2	1.43	x	1.31	x
Vintage	2020	30.1	42.4	5.9	48.4	1.60	x	1.40	x
	2021	23.7	30.1	5.3	35.5	1.50	x	1.25	x
	2022	40.7	38.3	14.4	52.8	1.30	x	1.30	x
	2023	66.7	46.2	47.6	93.8	1.41	x	1.34	x
	2024	71.1	20.5	76.2	96.7	1.36	x	1.39	x
	2025	50.0	3.1	66.0	69.2	1.38	x	1.38	x
	Total	$716.7	$799.8	$224.6	$1,024.4

	UK Distressed & Insolvency
	2009-2016	$22.9	$61.0	$3.1	$64.1	2.81	x	1.94	x
	2017	0.8	3.9	0.7	4.5	5.50	x	1.90	x
	2018	3.1	11.5	4.8	16.4	5.30	x	2.20	x
	2019	7.1	17.7	5.1	22.8	3.21	x	1.91	x
Vintage	2020	13.1	26.3	8.4	34.7	2.65	x	1.74	x
	2021	19.4	24.8	13.5	38.3	1.98	x	1.67	x
	2022	18.9	25.2	23.2	48.3	2.56	x	2.22	x
	2023	26.7	26.1	45.1	71.1	2.66	x	2.08	x
	2024	29.4	12.5	40.4	52.9	1.80	x	1.70	x
	2025	6.6	0.4	14.1	14.5	2.20	x	2.20	x
	Total	$148.0	$209.4	$158.4	$367.8

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Canada Insolvency(7)
	2008-2016	$94.8	$187.2	$0.1	$187.3	1.98	x	1.67	x
	2017	26.3	48.5	0.2	48.6	1.85	x	1.53	x
	2018	40.9	85.2	0.7	85.9	2.10	x	1.80	x
	2019	34.7	68.2	1.4	69.6	2.01	x	1.72	x
Vintage	2020	29.3	51.2	2.6	53.8	1.84	x	1.60	x
	2021	23.7	33.6	6.8	40.4	1.70	x	1.62	x
	2022	18.5	18.0	9.8	27.8	1.50	x	1.47	x
	2023	38.8	22.1	34.1	56.2	1.45	x	1.35	x
	2024	61.9	13.3	78.6	91.9	1.48	x	1.38	x
	2025	66.9	7.3	87.7	95.0	1.42	x	1.42	x
	Total	$435.8	$534.6	$222.0	$756.6

	Canada Distressed(1)
	2008-2016	$57.5	$122.0	$3.5	$125.5	2.18	x	1.81	x
	2017	23.2	54.5	3.7	58.2	2.50	x	2.17	x
	2018	14.6	59.5	8.5	68.0	4.65	x	2.52	x
	2019	12.8	40.8	3.7	44.5	3.47	x	2.19	x
Vintage	2020	19.7	39.9	7.9	47.8	2.43	x	2.06	x
	2021	9.2	13.6	4.8	18.3	2.00	x	1.79	x
	2022	24.3	22.7	15.0	37.7	1.55	x	1.69	x
	2023	18.4	14.3	20.0	34.3	1.86	x	1.61	x
	2024	33.5	23.6	40.1	63.7	1.90	x	1.83	x
	2025	11.7	2.7	19.4	22.1	1.88	x	1.88	x
	Total	$224.9	$393.8	$126.5	$520.3

	Latin America Distressed
	2021	$7.9	$10.9	$8.5	$19.4	2.45	x	1.58x	x
	2022	25.0	33.2	36.6	69.8	2.80	x	2.67	x
Vintage	2023	42.6	39.8	67.1	106.9	2.51	x	2.39	x
	2024	45.8	21.2	94.2	115.3	2.52	x	2.35	x
	2025	15.1	0.4	37.9	38.3	2.53	x	2.53	x
	Total	$136.5	$105.4	$244.3	$349.8

(1)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses.

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Total
	2003-2016 (6)	$750.8	$1,743.8	$44.1	$1,788.0	2.38	x	1.98x	x
	2017	155.3	336.1	27.5	363.7	2.34	x	1.87	x
	2018	221.6	469.7	54.0	523.7	2.36	x	1.97	x
	2019	211.6	473.2	39.6	512.9	2.42	x	1.89	x
Vintage	2020	166.3	335.2	73.4	408.6	2.46	x	1.90	x
	2021	156.9	224.8	94.8	319.6	2.04	x	1.74	x
	2022	269.5	281.9	241.2	523.1	1.94	x	1.91	x
	2023	530.8	423.2	716.5	1,139.7	2.15	x	1.96	x
	2024	723.3	391.4	1,020.9	1,412.3	1.95	x	1.88	x
	2025	300.5	33.9	540.8	574.7	1.91	x	1.91	x
	Total	$3,486.7	$4,713.2	$2,852.9	$7,566.2
(1)	Includes the portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	For our non-U.S. amounts, historical period exchange rates are presented at the respective exchange rate for each collection period.
(4)	For our non-U.S. amounts, Total ERC is presented at the exchange rate as of .
(5)	The original estimated purchase price multiple represents the purchase price multiple at the end of the year of acquisition.
(6)	This vintage data excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and does not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(7)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses.

The following table illustrates collections from purchased receivables, total portfolio revenue for the six months ended June 30, 2025 and investment in receivables, net as of June 30, 2025 and monthly EIR, by year of purchase:

RECEIVABLE PORTFOLIO FINANCIAL INFORMATION, BY YEAR OF PURCHASE(1) (in millions)

					As of
	Three Months Ended June 30, 2025				June 30, 2025
				Total
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$0.2	$0.2	$—	$0.2	$—	0.0%
2003 - 2019	10.1	8.8	(3.2)	5.6	43.9	6.1%
2020	3.1	3.4	(1.7)	1.7	11.0	9.9%
2021	3.5	2.9	(1.8)	1.1	29.3	3.2%
2022	10.9	6.4	(2.7)	3.7	88.0	2.3%
2023	38.2	23.3	(5.9)	17.4	297.9	2.5%
2024	104.8	46.3	10.8	57.1	364.3	3.4%
2025	12.7	10.0	4.6	14.6	152.3	2.5%
Subtotal	$183.5	$101.3	$0.1	$101.4	$986.7

US Insolvency
2003 - 2019	0.6	0.3	(0.9)	(0.6)	7.2	1.7%
2020	0.8	0.2	(0.7)	(0.5)	5.2	1.3%
2021	0.6	0.3	-	0.3	4.4	1.6%
2022	2.4	0.5	(0.2)	0.3	12.4	1.3%
2023	5.5	1.5	(0.1)	1.4	39.4	1.2%
2024	5.8	2.2	(0.8)	1.4	58.9	1.2%
2025	3.0	1.3	1.3	2.6	49.9	1.1%
Subtotal	$18.7	$6.3	$(1.4)	$4.9	$177.4

UK Distressed & Insolvency
2003 - 2019	$0.8	$0.6	$(0.2)	$0.4	$4.9	4.4%
2020	0.6	0.5	(0.1)	0.4	2.4	6.5%
2021	1.2	0.6	1.4	2.0	7.2	3.0%
2022	1.7	1.3	(0.6)	0.7	12.3	3.6%
2023	3.2	2.6	(0.4)	2.2	26.2	3.4%
2024	2.8	1.8	(0.6)	1.2	26.4	2.3%
2025	0.3	0.5	-	0.5	7.1	3.3%
Subtotal	$10.6	$7.9	$(0.5)	$7.4	$86.5

Canada Distressed
ZBA(2)	$0.4	$0.4	$—	$0.4	$—	0.0%
2020	1.6	1.3	—	1.3	3.6	12.7%
2021	0.4	0.3	—	0.3	1.9	4.3%
2022	1.9	0.7	0.8	1.5	8.2	2.8%
2023	1.0	0.9	(0.6)	0.3	11.4	2.6%
2024	3.7	1.9	—	1.9	23.1	2.6%
2025	2.1	0.7	0.7	1.4	11.3	2.3%
Subtotal	$11.1	$6.2	$0.9	$7.1	$59.5

Canada Insolvency
ZBA	$0.1	$0.1	$—	$0.1	$—	0.0%
2020	2.1	0.4	0.8	1.2	3.4	3.4%
2021	1.8	0.3	(0.1)	0.2	5.5	1.9%
2022	1.9	0.4	0.2	0.6	8.1	1.5%
2023	4.3	1.1	0.3	1.4	27.9	1.2%
2024	5.3	2.2	2.0	4.2	61.1	1.2%
2025	4.3	2.0	0.9	2.9	66.2	1.1%
Subtotal	$19.8	$6.5	$4.1	$10.6	$172.2

Latin America
2021	0.4	0.4	(0.1)	0.3	3.8	3.0%
2022	2.3	2.0	0.3	2.3	11.2	5.8%
2023	3.6	3.6	(1.0)	2.6	33.6	3.4%
2024	5.3	3.9	(0.7)	3.2	43.1	3.0%
2025	0.4	0.8	(0.1)	0.7	15.8	3.0%
Subtotal	$12.0	$10.7	$(1.6)	$9.1	$107.5

Grand Total	$255.7	$138.9	$1.6	$140.5	$1,589.8

					As of
	Six Months Ended June 30, 2025				June 30, 2025
				Total
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$0.8	$0.8	$—	$0.8	$—	0.0%
2003 - 2019	20.1	18.4	(9.7)	8.7	43.9	6.1%
2020	6.5	7.2	(3.4)	3.8	11.0	9.9%
2021	7.6	6.1	(3.9)	2.2	29.3	3.2%
2022	23.2	13.3	(5.1)	8.2	88.0	2.3%
2023	78.5	48.0	(4.4)	43.6	297.9	2.5%
2024	226.5	96.1	25.7	121.8	364.3	3.4%
2025	19.8	15.0	7.0	22.0	152.3	2.5%
Subtotal	$383.0	$204.9	$6.2	$211.1	$986.7

US Insolvency
2003 - 2019	1.4	0.8	(2.1)	(1.3)	7.2	1.7%
2020	1.9	0.5	(1.2)	(0.7)	5.2	1.3%
2021	1.3	0.5	(0.2)	0.3	4.4	1.6%
2022	4.7	1.1	(0.5)	0.6	12.4	1.3%
2023	10.3	3.1	(0.6)	2.5	39.4	1.2%
2024	10.9	4.6	(1.9)	2.7	58.9	1.2%
2025	3.1	1.9	1.0	2.9	49.9	1.1%
Subtotal	$33.6	$12.5	$(5.5)	$7.0	$177.4

UK Distressed & Insolvency
2003 - 2019	$1.7	$1.3	$(0.4)	$0.9	$4.9	4.4%
2020	1.2	1.0	(0.1)	0.9	2.4	6.5%
2021	2.3	1.2	1.2	2.4	7.2	3.0%
2022	3.4	2.7	(1.5)	1.2	12.3	3.6%
2023	6.5	5.2	(2.0)	3.2	26.2	3.4%
2024	5.4	3.6	(1.0)	2.6	26.4	2.3%
2025	0.4	0.6	0.1	0.7	7.1	3.3%
Subtotal	$20.9	$15.6	$(3.7)	$11.9	$86.5

Canada Distressed
ZBA(2)	$0.6	$0.6	$—	$0.6	$—	0.0%
2020	3.4	2.8	0.1	2.9	3.6	12.7%
2021	0.7	0.6	—	0.6	1.9	4.3%
2022	2.8	1.4	0.5	1.9	8.2	2.8%
2023	2.3	1.8	(1.0)	0.8	11.4	2.6%
2024	8.1	3.9	0.3	4.2	23.1	2.6%
2025	2.7	1.0	0.9	1.9	11.3	2.3%
Subtotal	$20.6	$12.1	$0.8	$12.9	$59.5

Canada Insolvency
ZBA	$0.2	$0.2	$—	$0.2	$—	0.0%
2020	4.6	0.8	4.1	4.9	3.4	3.4%
2021	3.6	0.8	0.1	0.9	5.5	1.9%
2022	3.7	0.8	0.5	1.3	8.1	1.5%
2023	8.1	2.2	0.7	2.9	27.9	1.2%
2024	8.5	4.2	2.6	6.8	61.1	1.2%
2025	7.3	3.1	0.8	3.9	66.2	1.1%
Subtotal	$36.0	$12.1	$8.8	$20.9	$172.2

Latin America
2021	0.8	0.7	(0.1)	0.6	3.8	3.0%
2022	3.7	3.8	(0.6)	3.2	11.2	5.8%
2023	6.7	7.1	(1.1)	6.0	33.6	3.4%
2024	10.8	7.9	0.5	8.4	43.1	3.0%
2025	0.4	0.9	(0.1)	0.8	15.8	3.0%
Subtotal	$22.4	$20.4	$(1.4)	$19.0	$107.5

Grand Total	$516.6	$277.6	$5.2	$282.8	$1,589.8
Note:

Not adjusted to include historical information from Canaccede Financial Group and its predecessor businesses. Results of Canaccede Financial Group and its predecessor businesses for deployments from prior to the date of our acquisition are consolidated in the 2020 vintage year.

(1)	Refers to revenue from zero basis accounts.

The following table illustrates historical collections, by year, on our portfolios.

COLLECTIONS, BY YEAR, BY YEAR OF PURCHASE  Excludes Resale as Noted at Bottom

(in millions)

		Purchase	2003 -
(in Millions)		Price (1)(2)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
	US Distressed
	2003-2016(3)(4)	$339.9	$679.3	$80.8	$66.8	$51.9	$41.1	$32.3	$21.4	$15.5	$13.1	$5.5	$1,007.7
	2017	55.3	—	16.2	30.5	27.0	28.5	25.2	16.3	11.2	8.2	3.8	166.8
	2018	76.2	—	—	21.6	45.9	45.4	41.0	24.7	14.2	10.3	3.7	206.8
	2019	94.8	—	—	—	26.8	74.8	62.3	44.5	28.6	18.3	7.1	262.4
Vintage	2020	74.1	—	—	—	—	26.5	60.9	37.2	26.0	18.2	6.5	175.4
	2021	73.1	—	—	—	—	—	23.1	37.8	24.8	18.3	7.6	111.8
	2022	142.1	—	—	—	—	—	—	16.5	55.1	49.6	23.2	144.4
	2023	337.6	—	—	—	—	—	—	—	48.4	147.7	78.6	274.7
	2024	481.5	—	—	—	—	—	—	—	—	73.3	227.0	300.3
	2025	150.1	—	—	—	—	—	—	—	—	—	20.0	20.0
	Total	$1,824.8	$679.3	$97.0	$118.9	$151.7	$216.2	$244.8	$198.4	$223.9	$357.1	$383.0	$2,670.3

	US Insolvency
	2003-2016(4)	$235.8	$289.8	$34.1	$19.8	$11.6	$5.7	$2.9	$1.1	$0.6	$0.4	$0.1	$365.9
	2017	49.6	—	9.3	19.6	14.4	9.2	6.1	2.6	0.8	0.4	0.1	62.4
	2018	86.7	—	—	16.0	34.9	23.8	17.1	9.7	3.6	1.1	0.3	106.6
	2019	62.2	—	—	—	7.0	23.2	19.8	16.2	11.0	6.1	0.8	84.1
Vintage	2020	30.1	—	—	—	—	3.5	10.5	10.8	9.0	6.7	1.9	42.4
	2021	23.7	—	—	—	—	—	8.9	10.1	6.3	3.5	1.3	30.1
	2022	40.7	—	—	—	—	—	—	5.4	16.4	11.8	4.7	38.3
	2023	66.7	—	—	—	—	—	—	—	12.7	23.2	10.3	46.2
	2024	71.1	—	—	—	—	—	—	—	—	9.6	10.9	20.5
	2025	50.0	—	—	—	—	—	—	—	—	—	3.1	3.1
	Total	$716.7	$289.8	$43.3	$55.4	$67.9	$65.3	$65.4	$55.8	$60.3	$62.8	$33.6	$799.8

	UK Distressed & Insolvency
	2009-2016	$22.9	$40.8	$5.5	$3.4	$2.6	$2.1	$2.2	$1.5	$1.3	$1.1	$0.4	$61.0
	2017	0.8	—	0.4	0.6	0.6	0.6	0.7	0.4	0.3	0.2	0.1	3.9
	2018	3.1	—	—	0.3	1.9	2.0	2.4	1.7	1.5	1.2	0.5	11.5
	2019	7.1	—	—	—	0.8	4.7	5.1	3.0	2.1	1.4	0.6	17.7
Vintage	2020	13.1	—	—	—	—	4.2	10.0	5.1	3.3	2.4	1.2	26.3
	2021	19.4	—	—	—	—	—	4.6	7.0	6.6	4.4	2.3	24.8
	2022	18.9	—	—	—	—	—	—	2.6	10.9	8.2	3.4	25.2
	2023	26.7	—	—	—	—	—	—	—	6.2	13.4	6.5	26.1
	2024	29.4	—	—	—	—	—	—	—	—	7.1	5.4	12.5
	2025	6.6	—	—	—	—	—	—	—	—	—	0.4	0.4
	Total	$148.0	$40.8	$5.8	$4.2	$5.9	$13.7	$24.9	$21.3	$32.3	$39.4	$20.9	$209.4

		Purchase	2003 -
		Price (1)(2)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
	CAD Insolvency(5)
	2008-2016	$94.8	$89.5	$31.8	$26.5	$20.5	$12.5	$5.0	$0.7	$0.4	$0.2	$0.1	$187.2
	2017	26.3	—	5.4	11.7	11.1	9.7	6.7	2.8	0.5	0.3	0.1	48.5
	2018	40.9	—	—	6.4	16.9	21.2	19.3	13.5	6.4	1.2	0.3	85.2
	2019	34.7	—	—	—	3.4	12.6	18.7	15.2	11.2	6.2	1.0	68.2
Vintage	2020	29.3	—	—	—	—	3.4	11.7	13.8	11.2	8.0	3.2	51.2
	2021	23.7	—	—	—	—	—	3.1	8.5	10.1	8.3	3.6	33.6
	2022	18.5	—	—	—	—	—	—	1.5	5.9	6.9	3.7	18.0
	2023	38.8	—	—	—	—	—	—	—	3.0	11.0	8.1	22.1
	2024	61.9	—	—	—	—	—	—	—	—	4.8	8.5	13.3
	2025	66.9	—	—	—	—	—	—	—	—	—	7.3	7.3
	Total	$435.8	$89.5	$37.2	$44.6	$51.9	$59.5	$64.6	$56.0	$48.5	$46.8	$36.0	$534.6

	CAD Distressed(5)(6)
	2008-2016	$57.5	$70.7	$13.3	$10.4	$7.9	$6.2	$5.2	$4.1	$2.5	$1.2	$0.7	$122.0
	2017	23.2	—	10.4	12.5	9.4	7.1	6.2	4.2	2.6	1.6	0.5	54.5
	2018	14.6	—	—	6.5	16.2	11.0	9.4	7.1	4.8	3.1	1.4	59.5
	2019	12.8	—	—	—	13.4	10.7	8.1	4.6	2.4	1.2	0.5	40.8
Vintage	2020	19.7	—	—	—	—	10.7	12.7	7.7	4.7	3.1	1.0	39.9
	2021	9.2	—	—	—	—	—	4.4	4.3	2.3	1.9	0.7	13.6
	2022	24.3	—	—	—	—	—	—	7.3	8.1	4.6	2.8	22.7
	2023	18.4	—	—	—	—	—	—	—	5.7	6.3	2.3	14.3
	2024	33.5	—	—	—	—	—	—	—	—	15.6	8.1	23.6
	2025	11.7	—	—	—	—	—	—	—	—	—	2.7	2.7
	Total	$224.9	$70.7	$23.7	$29.4	$46.8	$45.6	$45.9	$39.2	$33.2	$38.6	$20.6	$393.8

	LatAm Distressed
	2021	$7.9	$—	$—	$—	$—	$—	$0.8	$5.2	$2.3	$1.7	$0.8	$10.9
	2022	25.0	—	—	—	—	—	—	6.0	14.4	9.2	3.7	33.2
Vintage	2023	42.6	—	—	—	—	—	—	—	15.4	17.7	6.7	39.8
	2024	45.8	—	—	—	—	—	—	—	—	10.3	10.8	21.2
	2025	15.1	—	—	—	—	—	—	—	—	—	0.4	0.4
	Total	$136.5	$—	$—	$—	$—	$—	$0.8	$11.2	$32.0	$39.0	$22.4	$105.4

	Total
	2003-2015(4)	$750.8	$1,170.1	$165.4	$126.8	$94.5	$67.5	$47.6	$28.8	$20.3	$16.0	$6.9	$1,743.8
	2017	155.3	—	41.7	75.0	62.5	55.1	44.9	26.3	15.3	10.8	4.6	336.1
	2018	221.6	—	—	50.8	115.8	103.5	89.1	56.7	30.6	16.9	6.2	469.7
	2019	211.6	—	—	—	51.3	126.0	114.0	83.4	55.3	33.3	10.0	473.2
Vintage	2020	166.3	—	—	—	—	48.3	105.8	74.6	54.2	38.4	13.9	335.2
	2021	156.9	—	—	—	—	—	45.0	72.9	52.5	38.1	16.3	224.8
	2022	269.5	—	—	—	—	—	—	39.3	110.8	90.3	41.5	281.9
	2023	530.8	—	—	—	—	—	—	—	91.3	219.3	112.5	423.2
	2024	723.3	—	—	—	—	—	—	—	—	120.6	270.8	391.4
	2025	300.5	—	—	—	—	—	—	—	—	—	33.9	33.9
	Total	$3,486.7	$1,170.1	$207.0	$252.6	$324.2	$400.4	$446.4	$382.0	$430.2	$583.7	$516.6	$4,713.2
(1)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	U.S. Distressed excludes credit card collections from zero basis accounts associated with our Emblem Brand Credit Card, which totaled $0.0 million in the six months ended June 30, 2025 and $0.1 million in the year ended December 31, 2024.
(4)	Excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and do not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(5)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses and excludes collections associated with recovering charged-off accounts in our credit card origination business.
(6)	Canada Distressed excludes collections from zero basis accounts associated with Fidem Finance, Inc., which totaled $0.0 million in the six months ended June 30, 2025 and $0.1 million in the year ended December 31, 2024.

Deployments

The following table displays our quarterly deployments for the periods indicated.

Deployments by Geography and Business Line

	Three Months Ended
	Jun 30	Jun 30
(in Millions)	2025	2024
US Distressed	$57.3	$76.7
US Insolvency	23.3	15.1
UK Distressed & Insolvency	4.7	8.5
Canada Insolvency	20.6	15.1
Canada Distressed	6.1	9.0
Latin America Distressed	13.3	16.1
Total Purchases	$125.3	$140.5

Liquidity and Capital Resources

We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of June 30, 2025, unrestricted cash and cash equivalents totaled $51.7 million. Of the unrestricted cash and cash equivalent balance as of June 30, 2025, $16.0 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. Management believes that the Company has sufficient liquidity available to meet our operating cash needs and obligations for the next twelve months and the foreseeable future.

As of June 30, 2025, we had approximately $1,148.3 million in borrowings outstanding, net of unamortized credit facility loan costs with $825.0 million of availability under our Revolving Credit Facility (as defined herein) (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of June 30, 2025, the amount available to be drawn was $825.0 million. For more information, see Note 8 to our combined and condensed consolidated financial statements.

Net debt is calculated as total borrowings, adjusted to remove the contra-liability for unamortized debt issuance costs and subtract unrestricted cash. We present net debt because we consider it an important supplemental measure used for assessing our leverage. Our management believes net debt helps us provide enhanced period-to-period comparability of leverage and is useful to investors as other companies in our industry report similar financial measures. Net debt should not be considered as an alternative to total borrowings determined in accordance with GAAP. Our calculation of net debt may not be comparable to the calculation of similarly titled measures reported by other companies.

	Twelve months ended
	June 30,
(in Millions)	2025		2024
Total borrowings	$1,181.5		$845.0
Unamortized debt issuance costs	18.5		15.2
Unrestricted cash and cash equivalents	(51.7)		(10.5)
Net debt	$1,148.3		$849.7
Adjusted cash EBITDA	$654.0		$343.5
Leverage ratio (net debt / adjusted cash EBITDA)	1.76	x	2.47	x

Our leverage is measured for purposes of our financial covenants in our Revolving Credit Facility based on a ratio of net debt to adjusted cash EBITDA but focused on just the Borrowers (as defined below) and as such, excludes adjusted cash EBITDA related to our Latin America operations as well as to a small portion of our Canadian assets. Additionally, the rating agencies who rate our Senior Notes look to the ratio of net debt to adjusted cash EBITDA as a primary metric in their ratings methodology. Additional information regarding adjusted cash EBITDA, a non-GAAP financial measure, is outlined further below.

We were in compliance with the covenants of our financing arrangements as of June 30, 2025. Financial covenants are important in determining the level of cash flow needed to maintain in relation to our ability to incur debt under our Revolving Credit Facility. If these financial covenants are not complied with, we would be in breach of our Revolving Credit Facility agreement if not cured through an additional pay down within the designated timeframe.

Adjusted Cash EBITDA

Adjusted cash EBITDA is a supplemental non-GAAP financial measure used to evaluate our liquidity. Management believes adjusted cash EBITDA helps provide enhanced period-to-period comparability of our cash flow by aligning our collection expenses with our collections. Adjusted cash EBITDA should not be considered as an alternative to net cash provided by operating activities determined in accordance with GAAP.

Some of the limitations related to the use of adjusted cash EBITDA as an analytical tool include:

◾	does not reflect our future requirements for capital expenditures or contractual commitments;
◾	does not reflect changes in, or cash requirements for, our working capital needs;
◾	does not reflect the interest expense, or the cash requirements necessary to make interest or principal payments, on our debts;
◾	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will have to be replaced in the future, and adjusted cash EBITDA does not reflect any cash requirements for such replacements; and
◾	other companies in our industry may calculate adjusted cash EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted cash EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

Set forth below is a reconciliation of adjusted cash EBITDA to net cash provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net cash provided by operating activities	$158.4	$47.8	$210.0	$83.1
Changes in prepaid expenses	(1.7)	0.2	6.1	2.9
Changes in accounts payable and accrued expenses	(105.8)	(13.1)	(97.7)	(15.9)
Provision for credit losses	(0.6)	(1.0)	(1.1)	(1.8)
Foreign exchange and other income (expense)	(1.1)	2.9	(3.6)	2.7
Cash interest paid	24.5	17.1	48.2	33.4
Provision for income taxes	14.3	1.9	16.9	3.8
Total portfolio revenue	(140.4)	(94.7)	(282.7)	(186.0)
Gross collections	255.7	137.9	516.6	265.1
Stock-based compensation	(8.3)	0.7	(7.9)	1.9
Canaccede exit incentive	0.7	—	1.0	—
Merger and acquisition and other one-time expenses(1)	8.4	2.0	8.9	2.2
Adjusted Cash EBITDA	$204.1	$101.7	$414.7	$191.4
(1)	Includes acquisition fees and expenses and one-time corporate legal expenses.

Revolving Credit Facility

On November 13, 2024, we amended our existing Revolving Credit Facility (as supplemented or otherwise modified from time to time, the “Revolving Credit Facility”) with Citizens Bank, N.A., as administrative agent, and the lenders from time-to-time party thereto. As amended, the Revolving Credit Facility provides for borrowings in an aggregate principal amount of $825.0 million (subject to compliance with a borrowing base and applicable debt covenants) and matures on April 26, 2028. In May 2025, we issued $500.0 million aggregate principal amount of 2030 Notes (as defined below) and used a majority of the proceeds therefrom, net of fees, to pay down the outstanding balance under the Revolving Credit Facility. As of June 30, 2025, there was $0.0 million aggregate principal amount of loans outstanding under the Revolving Credit Facility.

6.000% Senior Notes due 2026

On August 4, 2021, Jefferson Capital Holdings, LLC completed an offering of $300.0 million aggregate principal amount of 6.000% senior notes due 2026 (the “2026 Notes”) under an indenture (the “2026 Notes Indenture”), dated as of August 4, 2021, among Jefferson Capital, Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee. The 2026 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2026 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2026 Notes mature on August 15, 2026. As of June 30, 2025 there was $300.0 million aggregate principal amount of the 2026 Notes outstanding.

9.500% Senior Notes due 2029

On February 2, 2024, Jefferson Capital Holdings, LLC completed an offering of $400.0 million aggregate principal amount of 9.500% senior notes due 2029 (the “2029 Notes”) under an indenture (the “2029 Notes Indenture”), dated as of February 2, 2024, among Jefferson Capital Holdings, LLC the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2029 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. As of June 30, 2025, there was approximately $400.0 million aggregate principal amount of the 2029 Notes outstanding. The 2029 Notes mature on February 15, 2029.

8.250% Senior Notes due 2030

On May 2, 2025, Jefferson Capital Holdings, LLC completed an offering of $500.0 million aggregate principal amount of 8.250% senior notes due 2030 (the “2030 Notes”) under an indenture (the “New Notes Indenture”), dated as of May 2, 2025, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025. The 2030 Notes mature on May 15, 2030.

Cash Flows Analysis for the Six months Ended June 30, 2025 and 2024

The following table summarizes our cash flow activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended
(in Millions)	June 30,		Increase	%
Total cash flow provided by / (used in)	2025	2024	(Decrease)	Change
Operating activities	$210.0	$83.1	$126.9	152.7%
Investing activities	(66.9)	(164.0)	97.1	(59.2)%
Financing activities	(122.6)	73.7	(196.3)	(266.4)%
Exchange rate effects on cash balances held in foreign currencies	(3.2)	0.1	(3.3)	(3,300.0)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$17.3	$(7.1)	$24.4	(343.7)%

Operating Activities

The change in our cash flows from operating activities in the six months ended June 30, 2025 was primarily due to collections recognized as revenue offset by cash paid for operating expenses, interest, and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for credit losses and depreciation and amortization and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments. Net cash provided by operating activities increased $126.9 million, or 152.7%, when compared to the six months ended June 30, 2024.

Investing Activities

Cash used in investing activities is normally driven by acquisitions of nonperforming loans and purchases of investments. Cash provided by investing activities is mainly driven by collections applied on finance receivables and proceeds from the sale of investments and subsidiaries.

The change in our cash flow from investing activities increased $97.1 million in the six months ended June 30, 2025, primarily due to increased collections applied to investment in receivables, net of $154.7 million when compared to the six months ended June 30, 2024.

Financing Activities

Cash from financing activities is normally provided by draws on our credit facility and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our credit facility.

The change in our cash flow from financing activities decreased $196.3 million, primarily due to payments on our borrowings under our credit facility compared to the six months ended June 30, 2024.

Contractual Obligations

Our contractual obligations as of June 30, 2025 were as follows:

		Less Than	1 - 3	3 - 5	More Than
(in millions)	Total	1 Year	Years	Years	5 Years
Operating Leases	$5.9	$1.4	$2.3	$1.4	$0.8
Revolving credit (1)	—	—	—	—	—
Long-term debt (2)	847.8	42.0	380.5	425.3	—
Purchase commitments (3)	257.3	218.8	38.5	—	—
Other Liabilities	9.0	—	9.0	—	—
Total	$1,120.0	$262.2	$430.3	$426.7	$0.8
(1)	Includes estimated interest and unused line fees due on our revolving credit facility and assumes that the outstanding balance on such facility remain constant from the June 30, 2025 balance to maturity.
(2)	Includes scheduled interest and principal payments on the 2026 Notes and the 2029 Notes.
(3)	Reflects the expected remaining amount to be purchased under forward flow and other contracts for the purchase of receivable portfolios.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our combined and condensed consolidated financial statements, which have been prepared in accordance with GAAP. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. Our significant accounting estimates are discussed in Note 1 to our combined and condensed consolidated financial statements.

We have identified the following accounting estimates as critical because they require significant judgment and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition. Our critical accounting estimates are as follows:

◾	Total portfolio revenue
◾	Allowance for credit losses

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary, based on several items, including, but not limited to, changing macroeconomic and market conditions.

Total portfolio revenue

Total portfolio revenue recognition involves the use of estimates and the exercise of judgment on the part of management. These estimates include forecasts of the amount and timing of cash collections we expect to receive from our pools of accounts. We forecast ERC and apply a discounted cash flow methodology to our ERC. Adjustments to ERC may include adjustments reflecting recent collection trends, our view of current and future economic conditions, changes in collection assumptions or other timing-related adjustments. Significant changes in our cash flow estimates could result in increased or decreased revenue as we immediately recognize the discounted value of such changes using the constant effective interest rate of the pool. Generally, adjustments to cash forecasts result in an adjustment to revenue at an amount less than the impact of the performance in the period due to the effects of discounting. Additionally, cash collection forecast increases will result in more revenue being recognized while cash collection forecast decreases result in less revenue being recognized over the life of the pool.

The following table summarizes the impact of a hypothetical 1% decrease and increase in ERC as of June 30, 2025 and 2024 on total portfolio revenue and income before taxes:

			1% Reduction in ERC			1% Increase in ERC
					Impact on			Impact on
		Portfolio		Portfolio	Income		Portfolio	Income
($ in Millions)	ERC	Revenue	ERC	Revenue	Before Taxes	ERC	Revenue	Before Taxes
2025	$2,852.9	$492.6	$2,824.4	$468.3	$(24.3)	$2,881.5	$516.9	$24.3
2024	$2,170.2	$406.2	$2,148.5	$388.0	$(18.2)	$2,191.9	$424.4	$18.2

Allowance for Credit Losses

We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card receivables portfolio as of each balance sheet date. The allowance for credit losses was $1.7 million as of June 30, 2025, compared to $1.9 million as of June 30, 2024.

We determine our allowance for credit losses using analytical tools and management judgment. Management judgment is required to determine the relevant information and estimation methods used to arrive at our best estimate of lifetime credit losses. Establishing the allowance on a quarterly basis involves evaluating and forecasting several factors, including, but not limited to, both credit and macroeconomic variables.

Key credit factors include the payment performance of the account holder who has completed a repayment plan or an insolvency, historical loss and recovery experience, recent trends in delinquencies and charge-offs, account seasoning, changes in our credit evaluation, underwriting and collection management policies, seasonality, current general economic conditions, changes in the legal and regulatory environment and uncertainties in forecasting and modeling techniques used in estimating our allowance for credit losses. We assess our allowance methodologies, key assumptions and the appropriateness of the allowance for credit losses on a quarterly basis.

Although our internal payment performance data and certain externally available economic data are used to determine our allowance for credit losses, our estimation process is subject to risks and uncertainties, including a reliance on historical loss and trend information that may not be representative of current conditions and indicative of future performance. Economic forecasts may not align with actual future economic conditions. Accordingly, our actual credit loss experience may not be in line with our expectations.

Given the dynamic relationship between macroeconomic variables within our modeling framework, it is difficult to estimate the impact of a change in any one individual variable on the allowance. In a hypothetical sensitivity analysis, we evaluated an adverse scenario increasing the allowance as a percentage of receivables to illustrate deteriorating economic conditions such as an increase in unemployment rate.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk from borrowings on our Revolving Credit Facility, as well as our interest-bearing deposits. As such, our combined and condensed consolidated financial results are subject to fluctuations due to changes in market interest rates. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $0.0 million as of June 30, 2025. Based on our debt structure as of June 30, 2025, assuming a 50 basis point decrease in interest rates, interest expense over the following 12 months would decrease by an estimated $0.0 million. Assuming a 50 basis point increase in interest rates, interest expense over the following 12 months would increase by an estimated $0.0 million.

Foreign Currency Exchange Risk

We transact business globally in multiple currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, including the British pound and Canadian dollar. Accordingly, changes in exchange rates may negatively affect our future revenue and other operating results as expressed in U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to remeasurement of our asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We do not currently hedge against the risks associated with currency fluctuations but may do so, or use other derivative instruments, in the future. It is difficult to predict the impact hedging activities would have on our results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations, other than its impact on the general economy, which includes labor costs. Nonetheless, if our costs, in particular personnel-related costs, continue to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Concentration Risk

A substantial percentage of our purchases are concentrated with a few large sellers. For the six months ended June 30, 2025 and 2024, our five largest clients together accounted for 41.0% and 40.4% of our deployments, respectively, with the top client representing 12.3% and 14.2% of purchases for the same periods, respectively.

We are subject to risks and uncertainties associated with our client concentration. An inability to maintain our purchasing activity with any of our largest clients as a result of potential competitive pressures, changes in a client’s debt recovery strategy or other factors could have an adverse impact on our financial performance. Our client concentration has, however, decreased in recent years as our client base has become more diversified. A key driver of this trend, which we expect to continue in future periods, has been our ability to add new clients across multiple asset classes, including clients who are first time sellers that previously managed collections themselves.

In addition, we enter into forward flow purchase agreements with our customers on a regular basis, which provides pricing and contractual certainty and mitigates the risk of unforeseen client loss. As of June 30, 2025, we had $257.3 million of total committed forward flows.

Item 4. Controls and Procedures

Limitation on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may at times be subject to claims and legal actions. We do not believe the results of any current or threatened proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in this Quarterly Report on Form 10-Q before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to our Business

A deterioration in the economic or inflationary environment in the countries in which we operate could have an adverse effect on our business and results of operations.

Our performance may be adversely affected by economic, political or inflationary conditions in any market in which we operate. These conditions could include regulatory developments, changes in global or domestic economic policy, legislative changes, and sovereign debt crises. Deterioration in economic conditions, or a significant rise in inflation or high level of sustained inflation could negatively affect the ability of consumers to pay their debts and could reduce the real value of our purchased receivables. This may in turn adversely impact our business and financial results.

If global credit market conditions and the stability of global banks deteriorate, the amount of consumer or commercial lending and financing could be reduced, thus reducing the volume of nonperforming loans available for purchase, which could adversely affect our business, financial results and ability to succeed in the markets in which we operate. Uncertainty about future economic conditions, including the possibility of a recession, a disease outbreak and impacts from wars, such as in Ukraine and in the Middle East makes it difficult for us to forecast operating results and to make decisions about future investments.

Other economic factors that could influence our performance include the financial stability of the lenders on our Revolving Credit Facility (as defined herein) and our access to capital and credit. For example, deterioration in the financial markets could contribute to the insolvency of lending institutions, notably those providing our Revolving Credit Facility, or the tightening of credit markets, which could make it difficult or impossible for us to obtain credit on favorable terms or at all. These and other economic factors could have an adverse effect on our financial condition and results of operations.

We may not be able to continually replace our nonperforming loans with additional portfolios sufficient to operate efficiently and profitably, and/or we may not be able to purchase nonperforming loans at appropriate prices.

To operate profitably, we must purchase and service a sufficient amount of nonperforming loans to generate revenue that exceeds our expenses. Salaries and other compensation expense constitute a significant portion of our operating expenses and, if we do not replace the nonperforming loan portfolios we service with additional portfolios, we may have to reduce the number of our collection and other administrative personnel. We may then have to rehire staff if we subsequently obtain additional portfolios. These practices could lead to negative consequences, including the following:

●	low employee morale;
●	fewer experienced employees;
●	higher training costs;
●	disruptions in our operations;
●	loss of efficiency; and
●	excess costs associated with unused space in our facilities.

The availability of nonperforming loan portfolios at prices that generate an appropriate return on our investment depends on a number of factors, including the following:

●	consumer debt levels;
●	sales of nonperforming loan portfolios by credit originators; and
●	competitive factors affecting potential purchasers and credit originators of receivables.

Furthermore, heightened regulation of the credit card and consumer lending industry or changing credit origination strategies may result in decreased availability of credit to consumers, potentially leading to a future reduction in nonperforming loans available for purchase from credit originators. We cannot predict how our ability to identify and purchase nonperforming loans and the quality of those nonperforming loans would be affected if there were a shift in lending practices, whether caused by changes in the regulations or accounting practices applicable to credit originators or purchasers, a sustained economic downturn or otherwise.

Moreover, there can be no assurance that credit originators will continue to sell their nonperforming loans consistent with historical levels or at all, or that we will be able to bid competitively for those portfolios. As a substantial percentage of our purchases are concentrated with a few large sellers, a significant decrease in the volume of nonperforming loan purchases from any of these large sellers could force us to seek to source nonperforming loan portfolios from other existing or new clients, which could cost time and additional resources and adversely impact our business. In addition, because of the length of time involved in collecting on acquired portfolios and the variability in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. If we are unable to maintain our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to nonperforming loan portfolios at appropriate prices and, therefore, reduced profitability.

We may not be able to collect sufficient amounts on our nonperforming loans to fund our operations.

Our principal business consists of purchasing and collecting nonperforming loans that consumers or others have failed to pay. The credit originators have typically made numerous attempts to recover on their receivables, often using a combination of in-house recovery efforts and third-party collection agencies. These nonperforming loans are difficult to collect, and we may not collect a sufficient amount to cover our investment and the costs of running our business. Furthermore, if the statistical and behavioral models we use to prepare financial projections and make business decisions are inaccurate, we may acquire nonperforming loan portfolios that ultimately prove to be unprofitable. Moreover, if we experience operational issues in making collections on our nonperforming loan portfolios, we may incur losses on portfolios that would have otherwise been profitable.

Our collections may decrease if certain types of insolvency proceedings and bankruptcy filings involving liquidations increase.

Various economic trends and potential changes to existing legislation may contribute to an increase in the amount of personal bankruptcy and insolvency filings. Under certain of these filings, a debtor’s assets may be sold to repay creditors, but because most of the receivables we collect through our collection operations are unsecured, we typically would not be able to collect on those receivables. Although our insolvency collections business could benefit from an increase in personal bankruptcies and insolvencies, we cannot ensure that our collections operations business would not decline with an increase in personal insolvencies or bankruptcy filings or changes in related regulations or practices. If our actual collection experience with respect to a nonperforming or insolvent bankrupt receivables portfolio is significantly lower than the total amount we projected when we acquired the portfolio, our financial condition and results of operations could be adversely impacted.

Obligors of the nonperforming loans that we have purchased and attempt to collect on may have sought, or in the future may seek, protection under federal or state bankruptcy or debtor relief laws. If an obligor seeks protection under federal or state bankruptcy or debtor relief laws, or has become the subject of an involuntary bankruptcy petition, a stay will go into effect that will automatically put any pending collection actions on the related receivable on hold and prevent further collection action absent bankruptcy court approval, and a court could reduce, restructure or discharge completely such obligor’s obligations to make payments due under its contract. Federal bankruptcy and state debtor relief and collection laws may also affect the ability to collect outstanding balances owed by debtors. As a result, all or a portion of the related receivable would be written off as uncollectible and our financial condition and results of operations could be adversely impacted.

We outsource and offshore certain activities related to our business to third parties. Any disruption or failure of these third parties to provide these services could adversely affect our business operations, financial condition and reputation.

We use third parties to conduct collection and other activities through outsourcing and offshoring. These third parties include law firms, collection agencies, data providers, tracing service providers, business process outsourcing and information technology firms. One or more of these third parties could fail to meet its obligations and service level expectations, become insolvent or cease operations, which could adversely impact our business operations and financial condition. Furthermore, we may not be able to find alternative third parties in a timely manner on terms that are acceptable to us or because of contractual restrictions that limit our flexibility in responding to disruptions at these vendors, resulting in operational inefficiencies. If any of these third-party service providers violate laws, regulatory requirements, contractual obligations, or act inappropriately in the conduct of their business, our operations and reputation could be negatively impacted and result in regulatory fines and penalties. Any of these factors could cause our business, financial condition, results of operations and reputation to be adversely affected.

Disruptions at our co-sourced operation in Mumbai could adversely impact our business.

Our co-sourced operation in Mumbai, India provides critical support within our voluntary collection channel. If our operations at our co-sourced operation are disrupted, whether due to malevolent acts, computer viruses, strikes, wars, terrorism, other geopolitical unrest, climate change, natural disasters, power or telecommunications failures, or other external events beyond our control, it could result in interruptions in service to our customers, damage to our reputation, harm to our customer relationships, and reduced revenues and profitability. Our operation in Mumbai may be more exposed to certain geopolitical and other risks than the voluntary collection channel that we operate and maintain in other markets. Should our Mumbai operation be disrupted, there is no guarantee that we could transition our servicing back to our domestic operations or to external resources without the disruption significantly impacting our business.

Goodwill impairment charges could negatively impact our net income and stockholders’ equity.

We have recorded goodwill as a result of our acquisitions. Goodwill is not amortized, but rather, is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the recognition of a goodwill impairment charge.

These risks include:

●	adverse changes in macroeconomic conditions, the business climate, or the market for the entity’s products or services;
●	significant variances between actual and expected financial results;
●	negative or declining cash flows;
●	lowered expectations of future results;
●	failure to realize anticipated synergies from acquisitions;
●	significant expense increases;
●	a more likely-than-not expectation of selling or disposing all, or a portion of, a reporting unit;
●	the loss of key personnel;
●	an adverse action or assessment by a regulator; and
●	significant increase in discount rates.

Our goodwill impairment testing involves the use of estimates and the exercise of judgment, including judgments regarding expected future business performance and market conditions. Significant changes in our assessment of such factors, including the deterioration of market conditions, could affect our assessment of the fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

Our loss contingency accruals may not be adequate to cover actual losses.

We are involved in judicial, regulatory and arbitration proceedings or investigations concerning matters arising from our business activities. We establish accruals for potential liability arising from legal proceedings when it is probable that such liability has been incurred and the amount of the loss can be reasonably estimated. However, there can be no assurance as to the ultimate outcome. We may still incur legal costs for a matter even if we have not accrued a liability.

In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could adversely impact our business, financial condition, results of operations, or liquidity.

Solicitors of Moriarty, our wholly-owned law firm subsidiary in the United Kingdom, could act outside our interests and/or regulatory bodies to which such law firm subsidiary and its solicitors are subject could take enforcement action or impose sanctions that could impact our business, financial condition and results of operations.

Moriarty, our wholly-owned law firm subsidiary in the United Kingdom that specializes in debt collections, is regulated by the Solicitors Regulation Authority (the “SRA”), which is responsible for regulating the professional conduct of solicitors and other authorized individuals at law firms in England and Wales. Pursuant to the Code of Conduct of the SRA, which contains the ethical principles that guide solicitors in their work and which apply to all of our solicitors and govern the responsibilities owed to clients by licensed solicitors, the solicitors of Moriarty must place the interests of their clients as their first priority, including the interests of the external clients they continue to serve. It is possible that these duties may lead to decisions that are not in our financial interest and which limit short-term financial gain, which may adversely affect our results of operations. In addition, under these ethical requirements of the legal profession, for Moriarty’s external cases, we will have no right to, and will not make decisions with respect to, the conduct or direction of any particular legal claim or any settlement or resolution thereof. The right to make such decisions remains solely with the client and his or her Moriarty solicitor.

It is possible that external clients might sue for malpractice or make claims against Moriarty. Because Moriarty is governed by the rules of the SRA, the SRA retains the ultimate discretion to impose economic sanctions in England and Wales.

Our expected collections from the Conn’s Portfolio Purchase may not be realized, or our expenses from the FTE that were formerly employed by Conn’s may be higher than we anticipated, which may adversely impact our financial results.

Our ability to realize the anticipated benefits of the Conn’s Portfolio Purchase depends on our ability to collect the unsecuritized loans and credit card receivables we acquired. The portfolios acquired could underperform relative to our expectations or not perform in accordance with our anticipated timetable, either of which could result in an impairment charge. We may also find that the operating expenses we incur to make our expected collections of the Conn’s Portfolios exceed our forecast. We could experience higher expenses than we anticipate from the 197 FTE we hired from Conn’s, should we encounter difficulties integrating these FTEs into our workforce, as well as from the vendor contracts we entered into or from the new operating site in San Antonio, Texas. Any one of these factors could adversely impact our financial results.

Risks Related to Our International Operations

Our international operations expose us to risks, which could harm our business, financial condition and results of operations.

A portion of our operations is conducted outside the United States. This could expose us to adverse economic, industry and political conditions that may have a negative impact on our ability to manage our existing operations or pursue alternative strategic transactions, which could have a negative effect on our business, financial condition and results of operations.

The global nature of our operations expands the risks and uncertainties described elsewhere in this section, including the following:

●	changes in local political, economic, social and labor conditions in the markets in which we operate;
●	foreign exchange controls on currency conversion and the transfer of funds that might prevent us from repatriating cash earned in countries outside the United States in a tax-efficient manner;
●	currency exchange rate fluctuations, currency restructurings, inflation or deflation and our ability to manage these fluctuations through a foreign exchange risk management program;
●	different employee/employer relationships, laws and regulations, union recognition and the existence of employment tribunals and works councils;
●	laws and regulations imposed by international governments, including those governing data security, sharing and transfer and debt collection activities;

●	potentially adverse tax consequences resulting from changes in tax laws in the jurisdictions in which we operate or challenges to our interpretations and application of complex international tax laws;
●	logistical, communications and other challenges caused by distance and cultural and language differences, each making it harder to do business in certain jurisdictions;
●	volatility of global credit markets and the availability of consumer credit and financing in our international markets;
●	uncertainty as to the enforceability of contract rights under local laws;
●	the potential of forced nationalization of certain industries, or the impact on creditors’ rights, consumer disposable income levels, flexibility and availability of consumer credit and the ability to enforce and collect aged or charged-off debts stemming from international governmental actions, whether through austerity or stimulus measures or initiatives, intended to control or influence macroeconomic factors such as wages, unemployment, national output or consumption, inflation, investment, credit, finance, taxation or other economic drivers;
●	the presence of varying levels of business corruption in international markets and the effect of various anti-corruption and other laws on our international operations;
●	the impact on our day-to-day operations and our ability to staff our international operations given long-term trends towards higher wages in developed and emerging international markets as well as the potential impact of union organizing efforts;
●	the potential for a widening military conflict in Europe and in the Middle East;
●	potential damage to our reputation due to non-compliance with international and local laws; and
●	the complexity and necessity of using non-U.S. representatives, consultants and other third-party vendors.

Any one of these factors could adversely affect our business, financial condition and results of operations.

We may experience losses on portfolios consisting of new asset classes of receivables or receivables in new geographies due to our lack of collection experience with these receivables, which could harm our business, financial condition and results of operations.

We continually evaluate opportunities to expand the asset classes we acquire. We may sometimes evaluate and may acquire portfolios consisting of assets with which we have little or no collection experience or portfolios of receivables in new geographies where we do not historically maintain an operational footprint. While we typically look to mitigate risks from this approach, including by partnering with an operator with the requisite experience and the right alignment, or by limiting purchases made without strong historical experience to a relatively small proportion of our annual deployments, our lack of experience in new asset classes or geographies may negatively impact our ability to generate our expected level of profits from these portfolios. Further, our existing methods of collections may prove less effective than we expect for these new receivables, which may have an adverse effect on our business, financial condition and results of operations.

Compliance with complex and evolving international and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions.

We operate on a global basis with offices and activities in a number of jurisdictions throughout the United States, Canada, the United Kingdom and Latin America. We face increased exposure to risks inherent in conducting business internationally, including compliance with complex international and U.S. laws and regulations that apply to our international operations, which could increase our cost of doing business in international jurisdictions. These laws and regulations include those related to taxation and anti-corruption laws such as the FCPA and the U.K. Bribery Act, and economic and trade sanctions laws and regulations, such as those administered and enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council, and other relevant sanctions authorities. Given the complexity of these laws, there is a risk that we may inadvertently breach certain provisions of these laws, such as through the negligent behavior of an employee or our failure to comply with certain formal documentation requirements. Violations of these laws and regulations by us, any of our employees or our third-party vendors, either inadvertently or intentionally, could result in fines and penalties, criminal sanctions, restrictions on our operations and ability to offer our products and services in one or more countries. Violations of these laws could also adversely affect our business, brand, international expansion efforts, ability to attract and retain employees and results of operations.

Additionally, pending international regulations, such as the EU Directive (2021/2167) on Credit Servicers and Credit Purchasers, could adversely affect our operations in Europe. The Organization for Economic Co-operation and Development (“OECD”) recently issued Pillar Two model rules with the aim of ensuring that multinational enterprises pay a 15% effective tax rate in each jurisdiction. The European Union adopted the OECD Pillar Two Directive effective January 1, 2024. Based on the applicability threshold, we do not believe Pillar Two will be applicable to us; however, we are still monitoring the enactment of Pillar Two legislation in EU countries and elsewhere (including Canada, which similarly enacted its Pillar Two legislation effective January 1, 2024) to determine the potential impact on our financial results as well as monitoring U.S. amendments to the U.S. global intangible low-tax income rules to determine any potential impact on our financial results and our U.S. and international exposure related to income taxes.

Evolving regulation, particularly in Latin America, where the regulatory environment is less restrictive with respect to the use of certain new technologies and where we test new collection capabilities before broader adoption across our business, could adversely affect our business, financial condition and results of operations.

Our operations in Latin America are subject to various laws and regulations that govern debt collection practices. Currently, these jurisdictions have regulatory environments that are less restrictive with respect to the use of certain new technologies compared to other regions where we operate. This regulatory landscape currently allows for the development and testing of innovative collection capabilities, including the use of artificial intelligence (“AI”). Although not currently introduced outside of Latin America, we can introduce in other jurisdictions these AI collection capabilities found to be effective.

There is a risk that regulatory regimes in Latin America may change in the future and impose greater restrictions on the use of new technologies, including through increased restrictions on debt collection practices and enhanced consumer protection laws. If such changes were to occur, they could require us to modify our business practices, incur additional compliance costs, or limit our ability to operate as effectively across jurisdictions.

Risks Related to Government Regulation and Litigation

Our ability to collect and enforce our nonperforming and performing loans may be limited under federal, state and international laws, regulations and policies.

Our operations are subject to licensing and regulation by governmental and regulatory bodies in the many jurisdictions in which we operate. U.S. federal, state and local laws and regulations, and the laws and regulations of the international countries in which we operate, may limit our ability to collect on and enforce our rights with respect to our nonperforming and performing loans and may hinder portfolio purchases such as the Conn’s Portfolio Purchase, regardless of any act or omission on our part. Some laws and regulations applicable to credit issuers may preclude us from collecting on nonperforming and performing loans we acquire if the credit issuer previously failed to comply with applicable laws in generating or servicing those receivables. Collection laws and regulations also directly apply to our business. Such laws and regulations are extensive and subject to change. A variety of state, federal and international laws and regulations govern the collection, use, retention, transmission, sharing and security of consumer data. Consumer protection and privacy protection laws, changes in the ways that existing rules or laws are interpreted or enforced and any procedures that may be implemented as a result of regulatory consent orders may adversely affect our ability to collect on our nonperforming loans and adversely affect our business. Our failure to comply with laws or regulations applicable to us could limit our ability to collect on our receivables, which could reduce our profitability and adversely affect our business.

Failure to comply with government regulation of the collections industry could result in penalties, fines, litigation, damage to our reputation or the suspension or termination of our ability to conduct our business.

The collections industry throughout the markets in which we operate is governed by various laws and regulations, many of which require us to be a licensed debt collector. Our industry is also at times investigated by regulators and offices of state attorneys general, and subpoenas and other requests or demands for information may be issued by governmental authorities who are investigating debt collection activities. These investigations may result in enforcement actions, fines and penalties, or the assertion of private claims and lawsuits. If any such investigations result in findings that we or our vendors have failed to comply with applicable laws and regulations, we could be subject to penalties, litigation losses and expenses, damage to our reputation, or the suspension or termination of, or required modification to, our ability to conduct collections, which would adversely affect our business, financial condition and results of operations.

In a number of jurisdictions, we must maintain licenses to purchase or own debt, and/or to perform debt recovery services and must satisfy related bonding requirements. Our failure to comply with existing licensing requirements, changing interpretations of existing requirements, or adoption of new licensing requirements, could restrict our ability to collect in certain jurisdictions, subject us to increased regulation, increase our costs or adversely affect our ability to purchase, own and/or collect our receivables.

Some laws, among other things, also may limit the interest rate and fees that we may impose on consumers, limit the time in which we may file legal actions to enforce consumer accounts and require specific account information for certain collection activities. In addition, local requirements and court rulings in various jurisdictions may affect our ability to collect.

Regulations and statutes applicable to our industry further provide that, in some cases, consumers cannot be held liable for, or their liability may be limited with respect to, charges to their debit or credit card accounts that resulted from unauthorized use of their credit. These laws, among others, may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account.

In the United States and certain other jurisdictions we are subject to laws and regulations that broadly prohibit unfair competition and unfair, deceptive and abusive acts and practices. These consumer-focused regulations impose requirements on the way we operate our business and could restrict our ability to collect in certain jurisdictions, subject us to increased regulation, increase our costs or adversely affect our ability to purchase, own and/or collect our receivables.

If we fail to comply with any applicable laws and regulations discussed above, such failure could result in penalties, litigation losses and expenses, damage to our reputation, or otherwise impact our ability to conduct collections efforts, which could adversely affect our business, financial condition and results of operations.

Investigations, reviews or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our deployment volume; make collection of receivables more difficult; or expose us to the risk of fines, penalties, restitution payments and litigation.

Our debt collection activities and business practices are subject to review from time to time by various governmental authorities and regulators, including the CFPB, which may commence investigations, reviews or enforcement actions targeted at businesses in the financial services industry. These investigations or reviews may involve individual consumer complaints or our debt collection policies and practices generally. Such investigations or reviews could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures. The CFPB has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), recover costs, and impose monetary penalties (ranging from $5,000 per day to over $1 million per day, depending on the nature and gravity of the violation). In addition, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations implemented thereunder, the Dodd-Frank Act empowers state attorneys general and other state regulators to bring civil actions to remedy violations under state law. Governmental authorities could also request or seek to require us to cease certain practices or institute new practices. Negative publicity relating to investigations or proceedings brought by governmental authorities could have an adverse impact on our reputation, harm our ability to conduct business with industry participants, and result in financial institutions reducing or eliminating sales of receivables portfolios to us. Moreover, changing or modifying our internal policies or procedures, responding to governmental inquiries and investigations and defending lawsuits or other proceedings could require significant efforts on the part of management and result in increased costs to our business. In addition, such efforts could divert management’s full attention from our business operations. All of these factors could have an adverse effect on our business, financial condition and results of operations.

Changes in tax provisions or exposures to additional tax liabilities could have an adverse tax effect on our financial condition.

Our tax filings are subject to audit by domestic and international tax authorities. If our tax filing positions are successfully challenged, payments could be required that are in excess of reserved amounts or we may be required to reduce the carrying amount of our net deferred tax asset, either of which could be significant to our financial condition or results of operations. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may adversely or beneficially affect our financial results in the period(s) for which such determination is made.

Recent changes in U.S. trade policy could have an adverse effect on our business, financial condition and results of operations.

The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. For example, in March 2025, the Trump administration implemented a 25% additional tariff on imports from Canada and Mexico, which have since been paused, and a 10% additional tariff on imports from China, which has since been increased. To date, several governments, including those of Canada, Mexico, the European Union and China have imposed tariffs on certain goods imported from the United States. The Trump administration has since that date implemented, and it is possible it will continue to implement, additional tariffs on imports from the same or other countries and such countries will implement reciprocal tariffs on imports from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” that could indirectly affect service businesses involved in debt purchasing and collections on charged-off consumer accounts. While these tariffs primarily target goods, and the accounts we purchase would not be covered, the broader economic implications may influence consumer behavior and financial stability, thereby impacting the debt purchasing and collection industries. Potential impacts include:

●	higher prices for imported goods, contributing to inflation and reducing consumers’ disposable income, which may result in higher delinquency rates on performing loans or lower liquidation rates on non-performing loans as individuals have less disposable income to meet their debt obligations;
●	rising default rates on loans and credit accounts, which could lead to a larger volume of charged-off accounts entering the market, potentially increasing deployment opportunities for debt purchasers;
●	lenders adopting more stringent credit policies, which could reduce the issuance of new credit, thereby affecting the flow of accounts that debt purchasers typically acquire, or influence lenders’ strategies regarding debt sales and collections as they prepare for potential loan defaults amid declining revenues; and
●	increased volatility in capital markets, such as the rise of borrowing costs since April 2, 2025, which may impact the ability to secure financing for purchasing portfolios.

While the tariffs are not expected to directly impact the debt purchasing business, their potential ripple effects through the economy, such as heightened consumer financial stress, increased default rates and market volatility, could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Information Technology, Cybersecurity and Intellectual Property

The regulation of data privacy in the United States and globally, or an inability to effectively manage our data governance structures, could have an adverse effect on our business, financial condition and results of operations by increasing our compliance costs or decreasing our competitiveness.

A variety of jurisdictions in which we operate have laws and regulations concerning, privacy, cybersecurity, and the protection of personal data, including the EU GDPR, the U.K. GDPR, the U.S. GLBA, and the California Consumer Privacy Act of 2018, each as defined herein. These laws and regulations create certain privacy rights for individuals and impose prescriptive operational requirements for covered businesses relating to the processing and protection of personal data and may also impose substantial penalties for non-compliance.

In addition, laws and regulations relating to privacy, cybersecurity and data protection are quickly evolving, and any such proposed or new legal frameworks could significantly impact our operations, financial performance and business. The application and enforcement of these evolving legal requirements is uncertain and may require us to further change or update our information practices, and could impose additional compliance costs and regulatory scrutiny. If we fail to effectively implement and maintain data governance structures across our business, or to effectively interpret and utilize such data, our operations could be exposed to additional adverse impacts, and we could be at a competitive disadvantage.

We may incur significant costs complying with legal obligations and inquiries, investigations or any other government actions related to privacy, cybersecurity, and data protection. Such legal requirements and government actions also may impede our development of new products, services, or businesses, make existing products, services, or businesses unprofitable, increase our operating costs, require substantial management resources, result in adverse publicity and subject us to remedies that harm our business or profitability, including penalties or orders that we may change or terminate current business practices. Our insurance policies may be insufficient to insure us against such risks, and future escalations in premiums and deductibles under these policies may render them uneconomical.

We are dependent on our data gathering systems and proprietary consumer profiles, and if access to such data was lost or became public, our business could be materially and adversely affected.

Our models and consumer databases provide information that is critical to our business. We rely on data provided to us by multiple credit reference agencies, our servicing partners and other sources in order to operate our systems, develop our proprietary consumer profiles and run our business generally. If these credit reference agencies were to terminate their agreements or stop providing us with data for any reason, for example, due to a change in governmental regulation, or if they were to considerably raise the price of their services, our business could be materially and adversely affected. Also, if any of the proprietary information or data that we use became public, for example, due to a change in government regulations, we could lose a significant competitive advantage and our business could be negatively impacted.

If we become unable to continue to acquire or use information and data in the manner in which it is currently acquired and used, or if we were prohibited from accessing or aggregating the data in these systems or profiles for any reason, we may lose a significant competitive advantage, in particular if our competitors continue to be able to acquire and use such data, and our business could be materially and adversely affected.

A cybersecurity incident could damage our reputation and adversely impact our business and financial results.

Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. We rely on information technology systems to conduct our business, including systems developed and administered by third parties. Many of these systems contain sensitive and confidential information, including personal data, our trade secrets and proprietary business information, and information and materials owned by or pertaining to our customers, vendors and business partners. The secure maintenance of this information, and the information technology systems on which they reside, is critical to our business strategy as well as our operations and financial performance. As we expand geographically, and our reliance on information technology systems increases, maintaining the security of such systems and our data becomes more significant and challenging.

Although we take a number of steps to protect our information technology systems, the attacks that companies have experienced have increased in number, sophistication and complexity over the past few years, including threats from the malicious use of new AI tools.

Accordingly, we may suffer data security incidents or other cybersecurity incidents, which could compromise our systems and networks, creating system disruptions and exploiting vulnerabilities in our products and services. Any such breach or other incident also could result in the personal data or other confidential or proprietary information stored on our systems and networks, or our vendors’ systems and networks, being improperly accessed, acquired or modified, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, vendors, business partners and others. We seek to detect and investigate such incidents and to prevent their recurrence where practicable through preventive and remedial measures, but such measures may not be successful.

Should a cybersecurity incident occur, we may be required to expend significant resources to notify affected parties, modify our protective measures or investigate and remediate vulnerabilities or other exposures. In addition, our remediation efforts may not be successful. Further, such cybersecurity events could cause reputational damage and subject us to fines, penalties, litigation costs and settlements and financial losses that may not be fully covered by our cybersecurity insurance. To date, disruptions to our information technology systems, due to outages, security breaches or other causes, including cybersecurity incidents have not had a material impact on our business. However, any such disruption could have significant consequences for our business, including financial loss and reputational damage.

The underperformance or failure of our information technology infrastructure, networks or communication systems could result in a loss in productivity, loss of competitive advantage and business disruption.

We depend on effective information and communication systems to operate our business. We have also acquired and expect to acquire additional systems as a result of business acquisitions. Significant resources are required to maintain or enhance our existing information and telephone systems and to replace obsolete systems. Although we periodically upgrade, streamline, and integrate our systems and have invested in strategies to prevent a failure, our systems are susceptible to outages due to natural disasters, power loss, computer viruses, security breaches, hardware or software vulnerabilities, disruptions, and similar events. Failure to adequately implement or maintain effective and efficient information systems with sufficiently advanced technological capabilities, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could cause us to lose our competitive advantage, divert management’s time, result in a loss of productivity or disrupt business operations, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to adequately protect the intellectual property rights upon which we rely and, as a result, any lack of protection may diminish our competitive advantage.

We rely on proprietary software programs and valuation and collection processes and techniques, and we believe that these assets provide us with a competitive advantage. We consider our proprietary software, processes, and techniques to be trade secrets, but they are not protected by patent or registered copyright. We may not be able to protect our technology and data resources adequately, which may diminish our competitive advantage, which may, in turn, adversely affect our business, financial condition and results of operations.

We may be subject to intellectual property rights claims by third parties, which may be costly to defend and could require us to pay significant damages. We cannot be certain that the operation of our business does not, or will not, infringe or otherwise violate the intellectual property rights of third parties. We may in the future be subject, to legal proceedings and claims alleging that we infringe or otherwise violate the intellectual property rights of third parties. We may not be aware if we are infringing, misappropriating, or otherwise violating third-party intellectual property rights, and third parties may bring claims alleging such infringement, misappropriation or violation. Moreover, the law continues to evolve and be applied and interpreted by courts in novel ways that we may not be able to adequately anticipate, and such changes may subject us to additional claims and liabilities. In addition, certain companies and rights holders seek to enforce and monetize intellectual property rights they own, have purchased, or otherwise obtained and many potential litigants have the ability to dedicate substantial resources to assert their intellectual property rights and to defend claims that may be brought against them. We may not be able to defend ourselves effectively against such intellectual property rights claims and could be forced to incur significant defense costs and pay significant damages, which, in turn, could adversely affect our business, financial condition and results of operations.

Our proprietary technology platforms and business solutions contain third-party open-source software components, and failure to comply with the terms of the applicable underlying open-source software licenses could compromise the proprietary nature of our platform or could require disclosure of affected proprietary software source code.

Our proprietary technology platforms and business solutions contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the software and open-source software may have security and other vulnerabilities and architectural instabilities due to their wide availability.

In addition, if we combine our proprietary software with open-source software in a certain manner, we could, under certain “copyleft” open source licenses, be required to release the source code of our proprietary software under the terms of such an open source software license, which could require us to offer our source code at little or no cost or grant other rights to our intellectual property. This could enable our competitors to create similar offerings with lower development effort, resources and time and ultimately could result in a loss of our competitive advantages.

Even though we have certain procedures in place to monitor our use of open-source software, we could inadvertently breach the terms of an open source license, or such breach could be claimed, in part because open source license terms are often ambiguous and the terms of many open-source licenses have not been interpreted by U.S. or foreign courts, leaving a risk that licenses could be construed as imposing unanticipated restrictions. As a result, we could be subject to lawsuits by parties claiming breach or failure to comply with the terms and conditions of the open source software licenses and we could face infringement or other liability. Many of these risks associated with the use of open source software, cannot be eliminated, and could, if not properly addressed, negatively affect our business.

Our use of machine learning and AI technologies could adversely affect our products and services, harm our reputation, or cause us to incur liability resulting from harm to individuals or violation of laws and regulations or contracts to which we are a party.

We and some of our vendors use or are exploring use of machine learning, AI and automated decision-making technologies to improve operational efficiency and for other purposes in our business. Predictive prioritization models are used in this market to estimate the expected value of accounts, which allows resources to be optimized and improves operational efficiency. In addition, algorithms are developed to analyze the historical behavior of accounts to recommend the best next action or offer in real time. These activities can result in increased recovery rates on accounts. In the United States, one of our vendors uses AI to train agents on how to provide better responses to questions. In addition, we authorized the use of AI for some limited activities including content generation for marketing, communications and similar business activities.

Although we have adopted a governance policy for the use of AI to establish guidelines and best practices for the appropriate, responsible and secure use of generative AI, as with many technological innovations, there are significant risks and challenges involved in developing, maintaining and deploying these technologies, and there can be no assurance that the usage of such technologies will always enhance our solutions or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying machine learning, AI and automated decision-making technologies that we develop or use are: (i) incorrectly designed or implemented; (ii) trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures (including with respect to the processing and protection of such data); (iii) used without sufficient oversight and governance to ensure their responsible and ethical use; and/or (iv) adversely impacted by unforeseen defects, technical challenges, cybersecurity threats or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers and business partners, could suffer or we could incur liability resulting from harm to individuals, civil claims or the violation of laws or contracts to which we are a party.

Risks Related to Our Financial Condition and Indebtedness

We expect to use leverage in executing our business strategy, which may have adverse consequences.

We may incur a substantial amount of debt in the future. As of June 30, 2025, we had total consolidated indebtedness of $1,181.5 million, which was comprised of $300.0 million outstanding principal amount of the 2026 Notes (as defined herein), $400.0 million outstanding principal amount of the 2029 Notes (as defined herein), $500.0 million outstanding principal amount of 2030 Notes. As of June 30, 2025, the amount available to be borrowed under the Revolving Credit Facility, subject to borrowing base restrictions, was $825.0 million, all of which if borrowed would be secured. Our management team considers a number of factors when evaluating our level of indebtedness and when making decisions about incurring any new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets and the Company as a whole, to generate cash flow to cover the expected debt service.

Incurring a substantial amount of debt could have important consequences for our business, including:

●	making it more difficult for us to satisfy our obligations with respect to our debt or to our trade or other creditors;
●	increasing our vulnerability to adverse economic or industry conditions;
●	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is constrained;
●	requiring a substantial portion of our cash flows from operations and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;
●	increasing the amount of interest expense because the indebtedness under our Revolving Credit Facility bears interest at floating rates, which, if interest rates increase, will result in higher interest expense;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
●	placing us at a competitive disadvantage compared to less leveraged competitors.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us through capital markets financings, under credit facilities or otherwise, in an amount sufficient to enable us to repay our indebtedness, or fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, at or before its scheduled maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, we may incur additional indebtedness in order to finance our operations or to repay existing indebtedness. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional debt or equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would be advantageous to our stockholders or on terms that would not require us to breach the terms and conditions of our existing or future debt agreements. Our ability to access additional future borrowings could be negatively impacted as a result of the impact of disease outbreaks, the possibility of a recession and the impacts from the wars in Ukraine and in the Middle East on the global debt and capital markets.

We may not be able to generate sufficient cash flow or complete alternative financing plans, including raising additional capital, to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In the future, we may fail to generate sufficient cash flow from the collection of nonperforming loans to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our collections do not reach expected levels, we have to incur unforeseen expenses, we invest in acquisitions or make other investments that we believe will benefit our competitive position. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition or results of operations and may delay or prevent the expansion of our business.

The agreements governing our indebtedness include provisions that may restrict our financial and business operations.

Our Revolving Credit Facility, the indentures governing our 2026 Notes, 2029 Notes and 2030 Notes (each as defined herein, and together, the “Senior Notes”) and our other indebtedness contain financial and other restrictive covenants, including restrictions on certain types of transactions and our ability to pay dividends to our stockholders. These restrictions may interfere with our ability to engage in other necessary or desirable business activities, which could materially affect our business, financial condition and results of operations.

Failure to satisfy any one of these covenants could result in negative consequences, including the following:

●	acceleration of outstanding indebtedness;
●	our inability to continue to purchase nonperforming loans needed to operate our business; or
●	our inability to secure alternative financing on favorable terms, if at all.

In addition, the amounts borrowed under the Revolving Credit Facility are secured by substantially all of the assets of four of our operating subsidiaries, collectively accounting for a significant amount of our total assets. As a result, in the event of the occurrence of a default under our Revolving Credit Facility, the Administrative Agent (as defined herein) may enforce its security interests (for the ratable benefit of the lenders under our Revolving Credit Facility and the other secured parties) over our subsidiaries’ assets that secure the obligations under our Revolving Credit Facility, take control of the assets and businesses of those subsidiaries, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans. If that were to happen, you may lose all, or a part of, your investment in our common stock.

If we fail to satisfy the restrictive covenants contained in our Revolving Credit Facility or our Senior Notes, or if we are unable to renegotiate, expand or replace the Revolving Credit Facility when needed, our business, financial condition and results of operations could be impacted negatively.

Adverse changes in our credit ratings could have a negative impact on our business, financial condition and results of operations.

Our ability to access capital markets is important to our ability to operate our business. Increased scrutiny of our industry and the impact of regulation, as well as changes in our financial performance and unfavorable conditions in the capital markets, could result in credit agencies reexamining and downgrading our credit ratings. A downgrade in our credit ratings may restrict or discontinue our ability to access capital markets at attractive rates and increase our borrowing costs, which could adversely affect our business, financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

The JCF Stockholders control us, and their interests may conflict with ours or yours in the future, including with respect to matters that involve corporate opportunities.

As of June 30, 2025, the JCF Stockholders control approximately 67.6% of the voting power for our common stock. As such, the JCF Stockholders control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of the board of directors and all other corporate decisions. Even when the JCF Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as the JCF Stockholders continue to own a significant percentage of our stock, the JCF Stockholders will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the JCF Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the JCF Stockholders continue to own a significant percentage of our stock, the JCF Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In addition, our amended and restated certificate of incorporation provides that the JCF Stockholders have the right to designate four nominees for election to our board of directors, which number shall decline in the future in proportion to any declines in the JCF Stockholders’ ownership in us.

The JCF Stockholders and their affiliates engage in a broad spectrum of activities, including investments in the financial services industry generally. In the ordinary course of their business activities, the JCF Stockholders and their affiliates may engage in activities where their interests conflict with our interests or those of our stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are customers of ours. Although the “corporate opportunities doctrine” provides that directors and officers of a corporation, as part of their duty of loyalty to the corporation and its stockholders, generally have a fiduciary duty to disclose opportunities to the corporation that are related to its business and are prohibited from pursuing those opportunities unless the corporation determines that it is not going to pursue them, our amended and restated certificate of incorporation waives the corporate opportunities doctrine. Specifically, our amended and restated certificate of incorporation provides that none of the JCF Stockholders, any of their affiliates or any director affiliated with the JCF Stockholders who is not employed by us (including any such non-employee director who serves as one of our officers in both his director and officer capacities) have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The JCF Stockholders and their affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, if the JCF Stockholders or any non-employee director acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for us, such person have no duty to communicate or offer such transaction or business opportunity to us and they may take any such opportunity for themselves or offer it to another person or entity. The JCF Stockholders and their affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

An active, liquid trading market for our common stock may not be sustained, which may limit your ability to sell your shares.

An active trading market for our shares may not be sustained A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock and may reduce the fair value of your shares. You may not be able to sell your shares of our common stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our stock price may change significantly and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result. Our operating results and the trading price of our common stock may fluctuate and you may not be able to resell your shares at or above the initial public offering price due to a number of factors, including:

●	market conditions in our industry or the broader stock market;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	introduction of new solutions or services by us or our competitors;
●	issuance of new or changed securities analysts’ reports or recommendations; sales, or anticipated sales, of large blocks of our stock;
●	additions or departures of key personnel;
●	regulatory or political developments;
●	litigation and governmental investigations;
●	changing economic conditions; investors’ perception of us;
●	events beyond our control such as weather and war; and
●	any default on our indebtedness.

In particular, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. Such sales could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. After the initial public offering, we have 58,266,307 outstanding shares of common stock. The shares that were not sold in the IPO are subject to a 180-day lock-up period provided under agreements executed in connection with the IPO between the underwriters and our executive officers and directors and the holders of substantially all of our outstanding shares of common stock upon the completion of the Reorganization, including the selling stockholders. These shares will, however, be able to be transferred after the expiration of the lock-up agreements, upon the waiver of such lock-up agreement by, or in accordance with certain specified exceptions to the lock-up. We also filed a Registration Statement on Form S-8 under the Securities Act of 1933 with the SEC on June 27, 2025 to register all shares of common stock that we may issue under our equity compensation plans. Such shares, once issued, can be freely resold in the public market, subject to legal or contractual restrictions, such as the lock-up agreements entered into in connection with the IPO. In addition, the JCF Stockholders, hold approximately 67.6% of our outstanding common stock upon the completion of the initial public offering and have demand registration rights to require us to file registration statements in connection with future sales of their shares, and have rights to require us to include their shares in registration statements that we may file for ourself or other stockholders. Future sales by these stockholders could be significant. As restrictions on resale end, the market price of our stock could decline if the holders of shares that are subject to lock-up agreements sell them or are perceived by the market as intending to sell them.

There can be no assurance that we will continue to declare cash dividends or repurchase our shares at all or in any particular amounts.

We currently intend to pay quarterly cash dividends beginning in the third quarter of 2025 and also may consider share repurchase programs in the future to supplement our dividend policy. Our intent to pay quarterly dividends and potentially repurchase our shares is subject to capital availability and periodic determinations by our board of directors that such actions are in the best interest of our stockholders. Future dividends and share repurchases may be affected by, among other factors that our board of directors may deem relevant, our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to payment of future dividends, restrictions imposed by Delaware law and general business conditions. Our policies regarding dividend payments and share repurchases may change from time to time, and there can be no assurance that we will pay any dividends to holders of our common stock or repurchase any shares of our common stock, or as to the amount of any such dividends or repurchases. Therefore, any return on investment in our common stock may depend solely upon the appreciation of the price of our common stock on the open market, which may not occur. Additionally, any reduction or suspension in our dividend payments could have a negative effect on our stock price.

We are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

JCF Stockholders together control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that, within one year of the date of the listing of our common stock:

●	we have a board that is composed of a majority of “independent directors” as defined under the rules of such exchange; and
●	we have a compensation committee that is composed entirely of independent directors.

These exemptions do not modify the requirement for a fully independent audit committee, which is permitted to be phased-in as follows: (1) one independent committee member at the time of our initial public offering; (2) a majority of independent committee members within 90 days of our initial public offering; and (3) all independent committee members within one year of our initial public offering. Similarly, once we are no longer a “controlled company,” we must comply with the independent board committee requirements as they relate to the compensation committee, on the same phase-in schedule as set forth above, with the trigger date being the date we are no longer a “controlled company” as opposed to our initial public offering date.

Additionally, we have 12 months from the date we cease to be a “controlled company” to have a majority of independent directors on our board of directors. We are currently utilizing the “controlled company exemption,” and therefore, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq.

We are an emerging growth company and our compliance with the reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company until the earliest of:

●	the last day of our fiscal year following the fifth anniversary of the date of our initial public offering of common stock;
●	the last day of our fiscal year in which we have an annual gross revenue of $1.235 billion or more; the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt; and
●	the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we (i) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (ii) have been required to file annual and quarterly reports under the Exchange Act for a period of at least 12 months, and (iii) have filed at least one annual report pursuant to the Exchange Act.

For as long as we are an emerging growth company, we will not be required to comply with certain requirements that are applicable to other public companies that are not emerging growth companies, including the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, and may also avail ourselves of the reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and obtaining stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders is different than the information that is available with respect to other public companies. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

The JOBS Act also permits an emerging growth company like us to avail ourselves of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to avail ourselves of this extended transition period for complying with new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that comply with such new or revised accounting standards on a non-delayed basis.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we will incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual, quarterly and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance, ESG-related matters and general public disclosure are creating uncertainty for public companies around public company standards, increasing legal and financial compliance costs and making certain activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, our stock price could decline.

General Risk Factors

We are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation prior to becoming a public company or in a timely manner thereafter. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Additionally, if one or more material weaknesses in our internal control over financial reporting are identified in future periods, our management would be required to devote significant time and incur significant expense to remediate any such material weaknesses and may not be able to remediate any such material weaknesses in a timely manner. Any such material weaknesses in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations and cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect our business and stock price. To comply with the requirements of being a public company, we may need to undertake various costly and time-consuming actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our business, financial condition and results of operations.

The number of shares of our common stock eligible for future sale could adversely affect the market price of our stock.

We have reserved approximately 6,418,775 shares of our common stock for future equity grants under the 2025 Plan, which includes the 457,542 options to purchase shares of our common stock that we have granted in connection with the IPO. We may issue additional restricted securities or register additional shares of our common stock under the Securities

Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of our common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of our common stock.

The value of our common stock may be materially adversely affected by additional issuances of common stock by us. Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. We may choose to raise additional capital to grow our business and implement our growth strategy through public or private issuances of our common stock or securities convertible into, or exchangeable for, our common stock. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could dilute your interest in our share capital and adversely affect the prevailing price of our common stock. In addition, in the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed.

Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws, contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock. These provisions include, among others:

●	our board of directors is divided into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
●	no cumulative voting in the election of directors, which prevents the minority stockholders from electing director candidates;
●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
●	from and after such time as the JCF Stockholders and their affiliates cease to own (directly or indirectly) at least 40% of the shares of our outstanding common stock (the “Trigger Date”), actions to be taken by our stockholders may only be effected at an annual or special meeting of our stockholders and not by written consent;
●	from and after the Trigger Date, special meetings of our stockholders can be called only by the board of directors, the Chairman of the board of directors, our chief executive officer, our president or other officer selected by a majority of our directors;
●	advance notice procedures that stockholders, other than the JCF Stockholders prior to the Trigger Date, must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company;
●	from and after the Trigger Date, a 66 ⅔% stockholder vote is required for removal of a director and a director may only be removed for cause, and a 66 ⅔% stockholder vote is required for the amendment, repeal or modification of certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws;
●	the JCF Stockholders have the right to designate a specified number of nominees for election to our board of directors for so long as the JCF Stockholders beneficially own, in the aggregate, at least 10% of the outstanding shares of our common stock; and
●	our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control.

Certain anti-takeover provisions under Delaware law also apply to our company. In general, Section 203 of the Delaware General Corporation Law (“DGCL”), an anti-takeover provision, prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with an “interested stockholder,” or person or group owning 15%

or more of the corporation’s voting stock, for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in the manner prescribed by the DGCL and Delaware Court of Chancery.

We elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL; however, our amended and restated certificate of incorporation contains provisions that have generally the same effect as Section 203. Nonetheless, our amended and restated certificate of incorporation provides that the JCF Stockholders, their respective affiliates and successors, and their respective direct and indirect transferees are not deemed “interested stockholders” for purposes of such provisions and therefore are not subject to such provisions regardless of the percentage of our voting stock owned by them.

Our amended and restated certificate of incorporation and amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and that the federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act.

Our amended and restated certificate of incorporation and amended and restated bylaws provide, that: (i) unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (A) any derivative action or proceeding brought on behalf of us, (B) any action asserting a claim for or based on a breach of a fiduciary duty owed by any of our current or former directors, officers, other employees, agents or stockholders to us or our stockholders, including without limitation a claim alleging the aiding and abetting of such a breach of fiduciary duty, (C) any action asserting a claim against us or any of our current or former directors, officers, employees, agents or stockholders arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (D) any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; (ii) unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause or causes of action arising under the Securities Act, and the rules and regulations promulgated thereunder, including all causes of action asserted against any defendant to such complaint; (iii) any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and consented to these provisions; and (iv) failure to enforce the foregoing provisions would cause us irreparable harm, and we will be entitled to equitable relief, including injunctive relief and specific performance, to enforce the foregoing provisions.

This exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act, from bringing such claims in federal court to the extent that the Exchange Act confers exclusive federal jurisdiction over such claims, subject to applicable law.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations. For example, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act.

The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents or stockholders and result in increased costs for investors to bring a claim.

We are a holding company and rely on dividends, distributions, and other payments, advances, and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers, including for payments in respect of indebtedness, at the holding company level from our subsidiaries to meet our obligations. The agreements governing the indebtedness of our subsidiaries impose restrictions on our subsidiaries’ ability to pay dividend distributions or other transfers to us. Each of our subsidiaries is a distinct legal entity, and under certain circumstances legal and contractual restrictions may limit our ability to obtain cash from them. The deterioration of the earnings from, or other available assets of, our subsidiaries for any reason could also limit or impair their ability to pay dividends or other distributions to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On June 27, 2025, the Company completed its initial public offering in which the Company issued and sold an aggregate of 10 million shares of its common stock at a public offering price of $15.00 per share, which resulted in gross proceeds of $9.4 million before deducting the underwriting discounts and commissions and estimated offering expenses of $6.3 million, resulting in net proceeds of $3.1 million. All shares of common stock issued and sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-287488), which was declared effective by the SEC on June 25, 2025 (the “Registration Statement”).

No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

There have been no material changes in the expected use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our Prospectus.

Jefferies LLC and Keefe, Bruyette & Woods, Inc. acted as representatives of the underwriters for the offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Jefferson Capital, Inc.	S-1/A	333-287488	3.2	6/24/2025
3.2	Amended and Restated Bylaws of Jefferson Capital, Inc.	S-1/A	333-287488	3.2	6/24/2025
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-287488	4.1	6/13/2025
4.2	Indenture, dated as of August 4, 2021, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	S-1	333-287488	4.2	5/21/2025
4.3	Form of 6.000% Senior Notes due 2026 (included in Exhibit 4.2)	S-1	333-287488	4.3	5/21/2025
4.4	Indenture, dated as of February 2, 2024, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.4	5/21/2025
4.5	Form of 9.500% Senior Notes due 2029 (included in Exhibit 4.4).	S-1	333-287488	4.5	5/21/2025
4.6	Indenture, dated as of May 2, 2025, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.6	5/21/2025
4.7	Form of 8.250% Senior Notes due 2030 (included in Exhibit 4.6).	S-1	333-287488	4.7	5/21/2025
4.8	Stockholders Agreement					*

10.1	2025 Incentive Award Plan	S-1/A	333-287488	10.7	6/13/2025
10.2	Form of Restricted Stock Unit Grant Notice and Agreement under the 2025 Incentive Award Plan	S-1/A	333-287488	10.8	6/13/2025
10.3	Form of Stock Option Grant Notice and Agreement under the 2025 Incentive Award Plan	S-1/A	333-287488	10.9	6/13/2025
10.4	Form of Jefferson Capital, Inc. Restricted Stock Agreement	S-1/A	333-287488	10.10	6/13/2025
10.5	Form of Indemnification Agreement	S-1/A	333-287488	10.12	6/13/2025
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 99.1)					*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 14, 2025

Jefferson Capital, Inc.

By:	/s/ David Burton
Name:	David Burton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christo Realov
Name:	Christo Realov
Title:	Chief Financial Officer
(Principal Financial Officer)