Form 10-Q
period 2025-09-30
Jefferson Capital, Inc. / DE
filed 2025-11-14
CIK 2046042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of November 14, 2025 was 58,290,473.

		Page

Part I	Financial Information

Item 1.	Combined and Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	6

	Combined and Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	7

	Combined and Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	8

	Combined and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	9

	Notes to Combined and Condensed Consolidated Financial Statements (Unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	68

Item 4.	Controls and Procedures	69

Part II	Other Information	70

Item 1.	Legal Proceedings	70

Item 1A.	Risk Factors	70

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	89

Item 3.	Defaults Upon Senior Securities	89

Item 4.	Mine Safety Disclosures	89

Item 5.	Other Information	90

Item 6.	Exhibits	90

Exhibit Index		90

Signatures		92

BASIS OF PRESENTATION

Except as otherwise indicated or as the context otherwise requires, all references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “we,” “our,” and “us” and similar terms refer to Jefferson Capital, Inc. a Delaware corporation, together with its subsidiaries. Unless otherwise indicated, all references to our financial information are to the combined and condensed consolidated financial information of the Company and references to “dollars” and “$” in this Quarterly Report are to, and amounts are presented in, U.S. dollars. Financial data as of and for the three months and nine months ended September 30, 2025 and December 31, 2024, relate to financial information of the Company on a combined and condensed consolidated basis. All amounts referred to in the combined and condensed consolidated financial statements have been rounded nearest thousandth, unless otherwise stated.  All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

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

Summary Risk Factors

Investing in our common stock involves substantial risk. Our ability to execute our strategy is also subject to certain risks. The risks described under the heading “Risk Factors” in this Quarterly Report may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks we face include the following:

●	A deterioration in the economic or inflationary environment in the countries in which we operate could have an adverse effect on our business and results of operations.
●	We may not be able to continually replace our nonperforming loans with additional portfolios sufficient to operate efficiently and profitably, or we may not be able to purchase nonperforming loans at appropriate prices.
●	We may not be able to collect sufficient amounts on our nonperforming loans to fund our operations.
●	Our collections may decrease if certain types of insolvency proceedings and bankruptcy filings involving liquidations increase.
●	We outsource and offshore certain activities related to our business to third parties. Any disruption or failure of these third parties to provide these services could adversely affect our business operations, financial condition and reputation.
●	Disruptions at our co-sourced operation in Mumbai could adversely impact our business.
●	Goodwill impairment charges could negatively impact our net income and stockholders’ equity.
●	Our loss contingency accruals may not be adequate to cover actual losses.
●	Solicitors of Moriarty, our wholly-owned law firm subsidiary in the United Kingdom, could act outside our interests and/or regulatory bodies to which such law firm subsidiary and its solicitors are subject could take enforcement action or impose sanctions that could impact our business, financial condition and results of operations.
●	Our expected collections from the Conn’s Portfolio Purchase may not be realized, or our expenses from the full-time equivalents (“FTE”) that were formerly employed by Conn’s may be higher than we anticipated, which may adversely impact our financial results.
●	Our international operations expose us to risks, which could harm our business, financial condition and results of operations.

●	We may experience losses on portfolios consisting of new asset classes of receivables or receivables in new geographies due to our lack of collection experience with these receivables, which could harm our business, financial condition and results of operations.
●	Compliance with complex and evolving international and U.S. laws and regulations that apply to our international operations could increase our cost of doing business in international jurisdictions.
●	Evolving regulation, particularly in Latin America, where the regulatory environment is less restrictive with respect to the use of certain new technologies and where we test new collection capabilities before broader adoption across our business, could adversely affect our business, financial condition, and results of operations.
●	Our ability to collect and enforce our nonperforming and performing loans may be limited under federal, state, and international laws, regulations, and policies.
●	The regulation of data privacy in the United States and globally, or an inability to effectively manage our data governance structures, could have an adverse effect on our business, financial condition, and results of operations by increasing our compliance costs or decreasing our competitiveness.
●	We are dependent on our data gathering systems and proprietary consumer profiles, and if access to such data was lost or became public, our business could be materially and adversely affected.
●	A cybersecurity incident could damage our reputation and adversely impact our business and financial results.
●	The underperformance or failure of our information technology infrastructure, networks or communication systems could result in a loss in productivity, loss of competitive advantage and business disruption.
●	We may not be able to adequately protect the intellectual property rights upon which we rely and, as a result, any lack of protection may diminish our competitive advantage.
●	Our use of machine learning and AI technologies could adversely affect our products and services, harm our reputation, or cause us to incur liability resulting from harm to individuals or violation of laws and regulations or contracts to which we are a party.
●	We expect to use leverage in executing our business strategy, which may have adverse consequences.
●	We may not be able to generate sufficient cash flow or complete alternative financing plans, including raising additional capital, to meet our debt service obligations.
●	The JCF Stockholders (as defined below) control us, and their interests may conflict with ours or yours in the future, including with respect to matters that involve corporate opportunities.
●	We are a “controlled company” within the meaning of the corporate governance rules of the Nasdaq and, as a result, we qualify for exemptions from certain corporate governance requirements. You will not have the same protections as those afforded to stockholders of companies that are subject to such governance requirements.

Part 1. Financial Information

Jefferson Capital, Inc.

Combined and Condensed Consolidated Balance Sheets

(Unaudited, in Thousands)

	September 30,	December 31,
	2025	2024
Assets
Cash and cash equivalents	$42,270	$35,506
Restricted cash	3,801	2,737
Accounts receivable	17,297	16,532
Other assets	15,518	14,390
Investments in receivables, net	1,640,809	1,497,748
Credit card receivables (net of allowance for	16,180	17,176
credit losses of $1,751 and $1,907)
Property, plant and equipment, net	1,867	2,274
Other intangible assets, net	7,273	10,237
Goodwill	57,906	57,683
Total Assets	$1,802,921	$1,654,283

Liabilities
Accounts payable and accrued expenses	$78,272	$69,975
Other liabilities	4,569	4,860
Current tax liabilities	1,248	—
Deferred tax liabilities	98,876	2,193
Notes payable, net	1,182,584	1,194,726
Total Liabilities	$1,365,549	$1,271,754

Stockholder's Equity
Common Stock par value $0.0001 per share; 330,000,000 shares and 0 shares authorized as of September 30, 2025 and December 31, 2024 and 58,290,473 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	$6	$—
Additional paid-in capital	(60,748)	—
Retained earnings	500,414	398,122
Accumulated other comprehensive income (loss)	(2,300)	(15,593)
Total stockholder's equity	$437,372	$382,529
Total Liabilities and Stockholder's Equity	$1,802,921	$1,654,283

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited in Thousands, except for Earnings Per Share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Total portfolio income	$139,179	$99,258	$416,749	$285,362
Changes in recoveries	494	1,690	5,670	1,565
Total portfolio revenue	139,673	100,948	422,419	286,927
Credit card revenue	1,755	2,048	5,450	6,353
Servicing revenue	9,414	7,605	30,621	21,080
Total Revenues	150,842	110,601	458,490	314,360
Provision for credit losses	569	867	1,670	2,637
Operating Expenses
Salaries and benefits	23,314	12,567	43,590	35,973
Servicing expenses	47,609	33,246	133,948	95,873
Depreciation and amortization	1,350	548	4,206	1,678
Professional fees	3,743	1,894	15,353	5,930
Other selling, general and administrative	4,221	2,052	13,783	5,769
Total Operating Expenses	80,237	50,307	210,880	145,223
Net Operating Income	70,036	59,427	245,940	166,500

Other Income (Expense)
Interest expense	(26,467)	(19,753)	(77,184)	(55,187)
Foreign exchange and other income (expense)	1,944	(440)	5,564	(3,181)
Total other expense	(24,523)	(20,193)	(71,620)	(58,368)
Income Before Income Taxes	45,513	39,234	174,320	108,132
Provision for income taxes	(7,151)	(2,356)	(24,086)	(6,195)
Net Income	38,362	36,878	150,234	101,937
Foreign currency translation gain / (loss)	(5,023)	4,851	13,293	(1,045)
Comprehensive Income	$33,339	$41,729	$163,527	$100,892

Earnings per share
Basic	$0.59	$—	$6.60	$—
Diluted	0.59	—	6.60	—
Weighted average common shares outstanding
Basic	58,279	—	20,493	—
Diluted	58,279	—	20,493	—

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited, in Thousands, except per share and Dividend amounts)

				Accumulated
	Common Stock		Contributions	Other Comprehensive	Additional	Retained	Total
	Share	Par	by Stockholder	Income (Loss)	Paid in Capital	Earnings	Equity
Balance, June 30, 2025	64,685	$6	$—	$2,723	$(69,497)	$477,576	$410,808
Net income						38,362	38,362
Dividends to stockholders ($0.24 per share)						(15,524)	(15,524)
Reorganization adjustments					(101)		(101)
Stock based compensation					8,850		8,850
Foreign currency translation				(5,023)			(5,023)
Balance, September 30, 2025	64,685	$6	$—	$(2,300)	$(60,748)	$500,414	$437,372

Balance, June 30, 2024		$—	$28,797	$(7,538)	$—	$341,493	$362,752
Net income						36,878	36,878
Distribution to members			(20,000)				(20,000)
Foreign currency translation				4,851			4,851
Balance, September 30, 2024	—	$—	$8,797	$(2,687)	$—	$378,371	$384,481

Balance, December 31, 2024		$—	$—	$(15,593)	$—	$398,122	382,529
Net income						150,234	150,234
Dividends to stockholders ($0.74 per share)						(47,942)	(47,942)
Reorganization adjustments					(78,317)		(78,317)
Shares issued	64,685	6			8,719		8,725
Stock based compensation					8,850		8,850
Foreign currency translation				13,293			13,293
Balance, September 30, 2025	64,685	$6	$—	$(2,300)	$(60,748)	$500,414	$437,372

Balance, December 31, 2023			$28,797	$(1,642)	$—	$276,434	$303,589
Net income						101,937	101,937
Distribution to members			(20,000)				(20,000)
Foreign currency translation				(1,045)			(1,045)
Balance, September 30, 2024	—	$—	$8,797	$(2,687)	$—	$378,371	$384,481

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net income	$150,234	$101,937
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	4,206	1,678
Amortization of debt issuance costs	4,016	3,142
Provision for credit losses	1,670	2,637
Stock-based compensation	8,850	—
Deferred income tax	17,254	(1,420)
Changes in assets and liabilities:
Other assets	(1,186)	(19,762)
Accounts receivable	(355)	(3,428)
Accounts payable and accrued expenses	8,956	6,075
Net cash provided by operating activities	193,645	90,859
Cash flows from investing activities
Purchases of receivables, net	(451,531)	(365,322)
Purchases of credit card receivables	(20,054)	(23,689)
Collections applied to investments in receivables, net	331,042	123,301
Collections applied to credit card receivables	19,697	22,341
Purchases of property and equipment, net	(645)	(449)
Net cash used in investing activities	(121,491)	(243,818)
Cash flow from financing activities
Proceeds from notes payable	681,790	747,887
Payments on notes payable	(694,872)	(567,719)
Payment of debt issuance costs	(8,012)	(6,868)
Dividends paid to stockholders	(47,942)	(20,000)
Proceeds from issuance of common stock	10,000	—
Net cash (used in) / provided by financing activities	(59,036)	153,300
Exchange rate effects on cash balances held in foreign currencies	(5,290)	495
Net (decrease) increase in cash and cash equivalents and restricted cash	7,828	838
Cash and cash equivalents and restricted cash, beginning of period	38,243	20,604
Cash and cash equivalents and restricted cash, end of period	$46,071	$21,442

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Supplemental cash flow disclosures
Interest paid	$73,168	$52,045
Income taxes paid	$6,832	$6,195

New leases assumed	$321	$967

Deferred tax liability recognized in connection with reorganization	$79,484	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the accompanying combined and condensed consolidated balance sheets that sum to the total of the same such amounts shown in the combined and condensed consolidated statements of cash flows:

Cash and cash equivalents	$42,270	$18,296
Restricted cash	3,801	3,146

Total cash and cash equivalents and restricted cash as shown in the combined and condensed consolidated statements of cash flows	$46,071	$21,442

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Notes to Combined and Condensed Consolidated Financial Statements (unaudited)

1.Organization, Description of Business and Summary of Significant Accounting Policies

The accompanying combined and condensed consolidated financial statements include the combined and condensed consolidated results of operations of Jefferson Capital, Inc., and its subsidiaries (the “Company”). Jefferson Capital, Inc. is a Delaware corporation headquartered in Minneapolis, Minnesota.

The Company and its subsidiaries in the U.S., Canada, the U.K and Latin America. provide debt recovery solutions and other related services across a broad range of consumer receivables, including credit card, secured and unsecured automotive, utilities, telecom, and other receivables. The Company primarily purchases portfolios of consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Previously charged-off receivables include receivables subject to bankruptcy proceedings. The Company also provides debt servicing and other portfolio management services to credit originators for non-performing loans. Through credit card acquisition programs, the Company earns credit card revenue. All deployments are purchased from independent third parties.

The Company purchases portfolios of receivables from a diverse client base, including Fortune 500 creditors, banks, fintech origination platforms, telecommunications providers, credit card issuers, and auto finance companies. The Company’s top five clients accounted for 39.9% and 38.7%, with the top client representing 11.1% and 12.4% of purchases for the nine months ended September 30, 2025 and 2024, respectively. For credit card receivables, the Company purchases from two issuers.

Initial Public Offering June 2025

In June 2025, the Company completed its initial public offering (“IPO”), in which the selling shareholders sold 10,875,000 shares after giving effect to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share. The Company also issued and sold 625,000 shares of its common stock in the IPO, which resulted in net proceeds of $4.5 million after deducting the underwriting discounts and commissions. Prior to the IPO, our business operations were generally conducted through Jefferson Capital Holdings, LLC, and its subsidiaries. JCAP TopCo, LLC is a holding company and the direct parent of Jefferson Capital Holdings, LLC. JCAP TopCo, LLC was owned by (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, and (iii) former equity holders of Canaccede.

Following a series of transactions that we refer to collectively as the “Reorganization,” Jefferson Capital, Inc. became a holding company with no material assets other than 100% of the equity interests in JCAP TopCo, LLC, which remain a holding company with no material assets other than 100% of the equity interests in Jefferson Capital Holdings, LLC. Jefferson Capital, Inc. also succeeded to federal NOLs, state NOLs and tax credit carryforwards under Section 381 of the Code as a result of its acquisition in the Reorganization of certain affiliated corporations that held direct or indirect equity interests in JCAP TopCo, LLC. As indirect parent of Jefferson Capital Holdings, LLC, following the Reorganization, Jefferson Capital, Inc. operates and controls all of the business and affairs, and consolidates the financial results of, Jefferson Capital Holdings, LLC, and its subsidiaries. To effect the Reorganization, the then-current direct and indirect owners of JCAP TopCo, LLC, including (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, an entity through which employees of JCAP TopCo, LLC and its subsidiaries and certain of our directors held equity interests, and (iii) former equity holders of Canaccede, exchanged their direct and indirect interests in JCAP TopCo, LLC for shares of our common stock. We refer to the entities affiliated with J.C. Flowers, members of Management Invest, LLC and former stockholders of Canaccede who own shares of our common stock following the Reorganization and the IPO as the “JCF Stockholders,” “Management Stockholders” and “Former Canaccede Stockholders,” respectively. As a result of the Reorganization and after giving effect to the completion of the IPO at the initial public offering price of $15.00 per share, as of September 30, 2025:

●	the investors in the IPO collectively own 18.1% of our common stock;
●	the JCF Stockholders collectively own 67.6% of the outstanding shares of our common stock;

●	the Management Stockholders collectively own 14.3%;
●	The number of shares of common stock received by the JCF Stockholders, the Former Canaccede Stockholders and the Management Stockholders in exchange for the 132,828,019 Class A Units and Class C Units of JCAP TopCo, LLC outstanding immediately prior to the Reorganization was based on an exchange ratio of one share of our common stock for every 2.4150549 interests in JCAP TopCo, LLC (the “Exchange Ratio”), resulting in an aggregate of 55,000,000 shares of our common stock being issued in exchange for such Class A Units and Class C units.

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

The Company has elected to condense certain immaterial balance sheet line items, specifically, prepaid expenses and current tax receivable with existing assets classified as other assets into a single “other assets” caption on the balance sheet. The reclassification of the immaterial items does not change the underlying measurement, recognition, or total amounts reported on the balance sheet. Affected line items on the statement of cash flows will also be recast and presented in a manner consistent with the balance sheet presentation. Certain prior period amounts were reclassified to conform to the current period presentation, as applicable, and in accordance with ASC 250-10-50-1(b).

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

Income Recognition: Under ASC 326, revenue related to investments in receivables is recognized for accretion / amortization due to the passage of time, changes in current period expected recoveries due to variances between actual and expected collections, and changes in future expected recoveries, discounted to present value. Discount accretion due to the passage of time based on the established pool effective interest rate is shown in “Total portfolio income” of the combined and condensed consolidated statement of operations. Changes in current period expected recoveries due to variances between actual and expected collections and changes in future expected recoveries, discounted to present value, are shown in “Changes in recoveries” of the combined and condensed consolidated statement of operations. Additionally, the Company recognized performing loans carried at amortized cost and include accrued interest receivable, deferred fees, and costs. These loans are shown in “Total portfolio income” on the combined and consolidated statement of operations.

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

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. This guidance was applied retrospectively and became effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its combined and condensed consolidated financial statements. See Note 14 for more information.

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

2.Earnings Per Share

The Company’s unvested restricted stock awards have the right to receive nonforfeitable dividends on the same basis as common shares; therefore, unvested restricted stock is considered a participating security in the computation of earnings per share (“EPS”). Accordingly, the Company applies the two-class method in the computation of basic EPS which allocates earnings from holders of common stock to holders of unvested restricted stock awards. Diluted EPS attributable to the Company’s common stock is computed using both the two-class method and the treasury stock method, and the more dilutive of the two computations is presented.

Historical earnings per unit are not meaningful or comparable because, prior to the IPO and Reorganization, Jefferson Capital Holdings, LLC, the predecessor to Jefferson Capital, Inc., was a single member limited liability company. Accordingly, earnings per unit are not presented for the three and nine months ended September 30, 2024. In addition, because the nature of the Reorganization described in Note 1 does not constitute a stock dividend, stock split or reverse stock split, basic EPS and diluted EPS does not give retroactive effect to the Reorganization in a manner similar to a stock split or stock dividend in the historical financial statements of the Company. Therefore, EPS for periods preceding the Reorganization and IPO is not presented.

The computation of earnings per share for the three and nine months ended September 30, 2025 are (in thousands, except per share and footnote amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS
Numerator
Net income	$38,362	$36,878	$150,234	$101,937
Less: Earnings allocated to participating securities	3,798	—	14,878	—
Net income available to common stockholders	34,564	36,878	135,356	101,937

Denominator
Weighted average shares outstanding(1)	58,279	—	20,493	—
Basic EPS	$0.59	$—	$6.60	$—

Diluted EPS
Numerator
Net income available to common stockholders	$34,564	$36,878	$135,356	$101,937
Reallocation of earnings from participating securities	—	—	—	—
Net income available to common stockholders for diluted EPS	$34,564	$36,878	$135,356	$101,937

Denominator
Weighted average shares outstanding(1)	58,279	—	20,493	—
Weighted average effect of dilutive securities:
Options(2)	—	—	—	—
Nonvested restricted stock	—	—	—	—
Number of shares used for diluted EPS computation	58,279	—	20,493	—
Diluted EPS	$0.59	$—	$6.60	$—

(1)	Weighted average common shares outstanding used in the computation of basic and diluted EPS for the nine-months ended September 30, 2025 is determined using the period from June 27, 2025, the date of the IPO, through September 30, 2025.
(2)	Options outstanding of 460,803 at September 30, 2025 were determined to be antidilutive and excluded from the dilutive EPS computation.

3.Acquisitions

Effective December 3, 2024, the Company’s U.S. subsidiary Jefferson Capital Systems, LLC entered into a definitive agreement to purchase certain assets from Conn’s, Inc. (“Conn’s) though a bankruptcy process for $244.9 million in cash (the “Conn’s Portfolio Purchase”).

Jefferson Capital Systems, LLC hired 197 of the former full-time equivalents (“FTE”) of Conn’s on December 4, 2024, to manage and service the assets acquired in the Conn’s Portfolio Purchase through their remaining life and entered into certain vendor contracts to maintain continuity of account servicing. In addition, Jefferson Capital Systems, LLC was assigned a lease in San Antonio, Texas that had originally been entered into by Conn’s on November 10, 2024, at Jefferson Capital Systems, LLC’s request, in part to ensure that the Company would have its desired facility in place by the closing of the Conn’s Portfolio Purchase. Jefferson Capital relocated the 197 new FTE of Jefferson Capital Systems, LLC to the new San Antonio facility in January 2025. As of September 30, 2025 100 FTE remain.

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

In the nine months ended September 30, 2025, the Company recognized portfolio revenue of $80.3 million, servicing revenue of $8.7 million and net operating income of $62.5 million related to the Conn’s portfolio purchase.

In the year ended December 31, 2024, the Company recognized portfolio revenue of $9.4 million, servicing revenue of $1.9 million and net operating income of $3.1 million related to the Conn’s portfolio purchase.

4.Fair Value Measurements

The Company measures the fair values of its assets and liabilities, where applicable, based on the price that would be received upon sale of an asset or the price paid to transfer a liability, in an orderly transaction between market participants at the measurement date, i.e., the “exit price.” Under applicable accounting standards, fair value measurements are categorized into one of three levels based on the inputs to the valuation technique with the highest priority given to unadjusted quoted prices in active markets and the lowest priority given to unobservable inputs. The Company categorizes its fair value measurements of financial instruments based on this three-level hierarchy. The following is a brief description of each level:

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

The carrying amounts in the following table are recorded in the combined and condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Investments in receivables, net	$1,640,809	$1,814,191	$1,497,748	$1,646,535
Credit card receivable, net	16,180	16,180	17,176	17,176

Financial Liabilities
Revolving credit facility	—	—	508,146	513,799
Senior unsecured bond due 2026	298,857	300,158	297,828	299,478
Senior unsecured bond due 2029	395,433	422,960	394,405	424,792
Senior unsecured bond due 2030	492,644	525,795	—	—

Investment in receivables, net

The fair value of investments in receivables, net is measured using Level 3 inputs by discounting the estimated future cash flows generated by the Company’s proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and a discount rate. The determination of such inputs requires significant judgment. The Company evaluates the use of key inputs on an ongoing basis and refines the data as it continues to obtain market data. See Note 5 to the combined and condensed consolidated financial statements for additional information.

Credit card receivables, net

The fair value approximates the carrying value, due to their short-term nature.

Revolving Credit Facility

The fair value of the Revolving Credit Facility, as supplemented or modified from time to time, (the “Revolving Credit Facility”) is measured using Level 3 inputs. The fair value approximates the principal value due to the short-term adjustable-rate nature of the notes payable.

Senior unsecured bonds due 2026, 2029 and 2030

The fair value estimates for the Senior Unsecured Bonds are based on quoted prices for identical assets or liabilities in markets that are not active. Accordingly, the Company uses Level 2 inputs for its fair value estimates.

5.Investment in receivables, net

The following table presents the roll forward of the balance of the investment in receivables, net for the following periods (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Balance, beginning of period	$1,589,801	$1,139,200	$1,497,748	$984,496
Purchases	151,030	123,439	451,531	365,322
Cash collections	(236,832)	(145,148)	(753,461)	(410,228)
Total portfolio income	139,179	99,258	416,749	285,362
Changes in expected current period recoveries	2,161	6,705	12,736	9,430
Changes in expected future period recoveries	(1,667)	(5,015)	(7,066)	(7,865)
Foreign currency adjustments	(2,863)	6,533	22,572	(1,544)
Balance, end of period	$1,640,809	$1,224,973	$1,640,809	$1,224,973

The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Purchase price	$151,030	$123,439	$451,531	$365,322
Allowance for credit losses	2,546,600	1,443,473	6,499,589	5,028,400
Amortized cost	2,697,630	1,566,912	6,951,120	5,393,722
Noncredit discount	151,128	114,110	414,623	347,851
Face value	2,848,759	1,681,022	7,365,743	5,741,573
Write-off of amortized cost	(2,697,630)	(1,566,912)	(6,951,120)	(5,393,722)
Write-off of noncredit discount	(151,128)	(114,110)	(414,623)	(347,851)
Negative allowance	151,030	123,439	451,531	365,322
Negative allowance for expected recoveries	$151,031	$123,439	$451,531	$365,322

For the nine months ended September 30, 2025, the Company purchased receivable portfolios with face values of $7,365.7 million for a purchase price of $451.5 million or 6.1% of face value. For the nine months ended September 30, 2024, the Company purchased receivable portfolios with face values of $5,741.6 million for a purchase price of $365.3 million or 6.4% of face value. The price paid relative to the face amount of receivables will vary based upon the type of debt purchased, the age of the debt at the time of acquisition and the overall debt acquisition market. The percentage reported represents the weighted average of activity for the period and is a function of the mix of assets acquired in any period. For the receivables purchased in the nine months ended September 30, 2025 and 2024, the estimated amount of cash flows to be collected were $866.2 million and $713.2 million (as of purchase), respectively.

Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Actual collections during the nine months ended September 30, 2025, and 2024, overperformed the projected collections by approximately $12.7 million and $9.4 million, respectively, primarily driven by continued strong collection performance.

When reassessing the forecasts of expected lifetime recoveries during the nine months ended September 30, 2025, management considered historical and current collection performance and believes that for certain static pools sustained collections underperformance resulted in decreased total expected recoveries. As a result, the Company has updated its forecast, resulting in a net increase of total estimated remaining collections, which in turn, when discounted to present value, resulted in a change in expected future period recoveries of approximately $7.1 million and $7.9 million during the nine months ended September 30, 2025, and 2024, respectively.

At the time of the Conn’s portfolio purchase, which was the majority performing receivables, the Company established an allowance for credit losses of $251.3 million. Additionally, due to the discount paid to face value on the portfolio, the Company also established a non-credit discount of $89.3 million at the time of purchase.

The Company places performing receivables on nonaccrual status when the receivables are greater than 90 days. To facilitate the monitoring of credit quality for performing receivables, and for the purpose of determining an appropriate allowance for losses for these receivables, the Company utilizes payment history and current payment status. The table below presents the information on the past due and non-accrual buckets for the assets acquired in the Conn’s portfolio purchase, and does not include all other purchased loans as they were charged-off at the time of purchase, as of September 30, 2025(in thousands):

	As of
	September 30,	December 31,
Delinquency vintage	2025	2024
United States
Current	$133,846	$352,403
30-59	10,742	33,683
60-89	8,712	29,685
>90	79,386	121,337
Total	$232,686	$537,108

The following table presents non-accrual performing loans by segment (in thousands).

	As of September 30, 2025		As of December 31, 2024
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	79,386	—	121,337	—
Total	$79,386	$—	$121,337	$—

6.Credit Card Receivables

The following table summarizes the credit card receivables, gross of allowance for credit losses, by geography (in thousands):

	As of September 30,	As of December 31,
	2025	2024
United States	8,084	7,470
Canada	9,847	11,613
Total	$17,931	$19,083

The Company places credit card receivables on nonaccrual status when the credit card receivables are greater than 90 days past due or within 60 days of being notified that the customer is in bankruptcy status, whichever is earlier. The below tables present the information on the Company’s past due and non-accrual credit card receivables as of September 30, 2025, and 2024.

Age analysis of past-due credit card receivables at September 30, 2025 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing (1)
United States	$255	$188	$556	$999	$7,085	$8,084	$—
Canada	275	152	312	739	9,108	9,847	—
Total	$530	$340	$868	$1,738	$16,193	$17,931	$—

Age analysis of past-due credit card receivables at December 31, 2024 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing (1)
United States	$196	$177	$551	$924	$6,546	$7,470	$—
Canada	281	157	339	777	10,836	11,613	—
Total	$477	$334	$890	$1,701	$17,382	$19,083	$—

Allowance for Credit Losses

The following table summarizes the change in the allowance for credit losses for the Company’s credit card receivables portfolio (in thousands).

	United States	Canada	Total
Balance as of December 31, 2024	$957	$950	$1,907
Charge-offs	(1,337)	(1,113)	(2,450)
Recoveries	251	372	623
Provision	1,075	596	1,671
Balance as of September 30, 2025	$946	$805	$1,751

Non-Accrual Loans

The following table presents non-accrual loans by segment (in thousands).

	As of September 30, 2025		As of December 31, 2024
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	$556	$—	$551	$—
Canada	312	—	339	—
Total	$868	$—	$890	$—

No interest income was recorded for the non-accrual receivables for the nine months ended September 30, 2025.

7.Goodwill

The Company tests goodwill for impairment at least annually as of June 30, or more frequently, if certain events or circumstances warrant. During the nine months ended September 30, 2025, and fiscal year 2024, no impairment of goodwill was recorded.

The following table summarizes the changes in goodwill (in thousands) in the Company’s reportable segments:

	United	United		Latin
	States	Kingdom	Canada	America	Total
Goodwill
December 31, 2023	$31,633	$18,120	$7,417	$—	$57,170
Acquisitions	—	1,089	—	—	1,089
Impact of FX translation	—	—	(142)	—	(142)
September 30, 2024	$31,633	$19,209	$7,275	$—	$58,117

December 31, 2024	$31,633	$19,209	$6,841	$—	$57,683
Impact of FX translation	—	—	223	—	223
September 30, 2025	$31,633	$19,209	$7,064	$—	$57,906

8.Notes Payable, Net

	As of September 30,		As of December 31,
(in thousands)	2025		2024
	Amount	Interest	Amount	Interest
	Outstanding	Rate	Outstanding	Rate
Senior unsecured bond due 2026	$300,000	6.00%	$300,000	6.00%
Senior unsecured bond due 2029	400,000	9.50%	400,000	9.50%
Senior unsecured bond due 2030	500,000	8.25%	—	—
Revolving credit facility	—	7.31%	508,146	7.51%
Total	$1,200,000	8.10%	$1,208,146	7.79%
Unamortized debt issuance costs	(17,416)		(13,420)
Notes Payable, net	$1,182,584		$1,194,726

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

The 2026 Notes incurred issuance costs of $6.9 million, including legal expenses and origination fees, which reduces the carrying amount of the 2026 Notes. These costs were capitalized at the time of issuance and are being amortized to interest expense over the 5-year term of the 2026 Notes. At September 30, 2025, the unamortized balance of the deferred debt issuance costs was $1.1 million.

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

The 2029 Notes incurred issuance costs of $6.8 million, including legal expenses and origination fees, which reduce the carrying amount of the 2029 Notes. These costs were capitalized at the time of issuance and are being amortized to interest expense over the 5-year term of the 2029 Notes. At September 30, 2025, the unamortized balance of the deferred debt issuance costs was $4.6 million.

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

The 2030 Notes incurred issuance costs of $8.0 million, including legal expenses and origination fees, which reduce the carrying amount of the 2030 Notes. These costs were capitalized at the time of issuance and are being amortized over the 5-year term of the 2030 Notes. At September 30, 2025, the unamortized balance of the capitalized deferred debt costs was $7.4 million.

Components of interest expense for the nine months ended September 30, 2025, and 2024 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest expense	$24,945	$18,662	$73,168	$52,045
Amortization of debt issuance costs	1,522	1,091	4,016	3,142
Total Interest Expense	$26,467	$19,753	$77,184	$55,187

As of September 30, 2025, the outstanding balances of notes payable were $1,182.6 million with a weighted average interest rate of 8.10%. In comparison, as of September 30, 2024, the outstanding balances of notes payable were $948.0 million with a weighted average interest rate of 7.97%.

The Company incurred costs related to the issuance and origination of its notes payable which are deferred and recorded net of the debt balance and amortized to interest expense over the life of the debt on an effective interest method. The unamortized debt issuance costs related to the notes payable were $17.4 million and $14.1 million as of September 30, 2025, and 2024, respectively.

As of September 30, 2025, the Company was in compliance with all the financial covenants of its notes payable.

9.Leases

The Company enters into leases as a lessee for data centers, office space, and technology equipment.  Lease expense associated with these arrangements are included in other selling, general and administrative expenses in the Company’s combined and condensed consolidated statements of operations.

The components of lease expense for the three and nine months ended September 30, 2025, and 2024, are presented as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$578	$409	$1,652	$1,118
Total lease costs	$578	$409	$1,652	$1,118

The following table provides supplemental combined and condensed consolidated balance sheet information related to leases as of September 30, 2025, and December 31, 2024 (in thousands, except lease term and discount rate):

		As of September 30,	As of December 31,
	Classification	2025	2024
Assets
Operating lease right-of-use assets	Other assets	$4,089	$4,449
Total lease right-of-use assets		$4,089	$4,449

Liabilities
Operating lease liabilities	Other liabilities	$4,569	$4,860
Total lease liabilities		$4,569	$4,860

Weighted-average remaining lease term (in years)		4.8	5.5
Weighted-average discount rate		7.5%	7.5%

Minimum future payments on non-cancellable operating leases as of September 30, 2025, are summarized as follows (in thousands):

Operating Leases
2025	$328
2026	1,506
2027	1,137
2028	820
2029	552
Thereafter	1,164
Total undiscounted lease payments	5,507
Less: imputed interest	(938)
Lease obligations under operating leases	$4,569

10.Stock Based Compensation

Prior to the initial public offering in June 2025, the Company maintained the JCAP TopCo, LLC 2018 Underlying Units Plan (the “Plan”) and the Management Invest LLC 2018 Management Incentive Plan (the “Management Invest Plan”), effective August 31, 2018, to promote the long-term growth and profitability of the Company by providing certain of the Company’s employees and other service providers who were involved in the Company’s growth with an opportunity to acquire equity interests that enable them to share in the appreciation of value of the Company, thereby encouraging such persons to contribute to and participate in the success of the Company.

Under the Plan, awards of Class B Units representing limited liability company interests in JCAP TopCo, LLC, a holding company and direct parent of the Company, were issued to Management Invest LLC, which in turn issued corresponding awards of Class B Units in Management Invest LLC to certain of the Company’s employees and other service providers under the Management Invest Plan. As of June 26, 2025, there were 26,932,232 Class B units available for issuance, of which 26,932,232 were issued and outstanding. The Class B units qualified as liability awards since they would have been settled in cash upon redemption and were included in accounts payable and accrued expenses on the combined and condensed consolidated balance sheet. The unit value was calculated based on the estimated fair value of the Company over the original investment amount. Generally, approximately thirty percent (30%) of the units vested in five equal installments on each of the first five anniversaries of their respective grant dates, and the remaining seventy percent (70%) vested upon a change of control if applicable distribution thresholds were achieved. The Company valued its units awarded under the Plan based on the market approach. The Company utilized public company comparable information to establish the measure of invested capital (“MOIC”), which was then applied against the strike prices of the respective vested portion of the units awarded under the Plan to calculate the compensation exposure.

As part of the initial public offering, all of the Class B Units issued pursuant to the Management Invest Plan were crystalized and converted into shares of common stock on the basis of the Exchange Ratio used to convert the Class A Units and Class C Units. The conversion took into account the number of Class B Units held, the applicable distribution threshold and the value of the distributions that the holder would have been entitled to receive through their indirect ownership interest in JCAP TopCo, LLC had JCAP TopCo, LLC been liquidated on the date of such conversion in accordance with the terms of the distribution waterfall set forth in the JCAP TopCo LLC Agreement. If in-the-money, the Class B Units were converted into a number of shares based on the respective distribution thresholds and terms of such awards, and if out-of-the-money, were canceled. For Class B Units that were in-the-money but unvested and subject solely to time vesting requirements, such Class B Units were converted into shares of restricted stock and subject to the same time vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization. For Class B Units that were in-the-money but unvested and subject to performance vesting requirements, those were converted into shares of restricted stock and subject to a three-year time-vesting requirement in equal increments from the date of the initial public offering, subject to continued service through the applicable vesting dates (provided, that any such unvested shares of restricted stock will be subject to acceleration in the event of a holder’s termination of service without cause or due to such holder’s death or disability). The conversion of such in-the-money unvested Class B Units was evidenced by individual restricted stock agreements and were not issued under the Company’s 2025 Incentive Award Plan (the “2025 Plan”). Specifically, 6,418,775 shares were issued in respect of Class B Units of Management Invest, LLC (which correspond to Class B Units of JCAP TopCo, LLC) that were in- the-money. These shares were issued as restricted stock either with the same time-based vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization or, if such corresponding Class B Units had performance vesting requirements, with a three year time-vesting requirement. If the vesting conditions of the restricted stock are not satisfied, such restricted stock will be forfeited and canceled. The Company accounts for forfeitures when they occur. Holders of converted restricted stock awards will be eligible to receive non-forfeitable dividends in the event the Company determines to pay dividends in respect of its common stock. For Class B Units that were in-the-money and fully vested, those were converted into shares of common stock. With respect to Class B Units that were out-of-the-money and were canceled in the Reorganization, the Company issued new stock options under the 2025 Plan to the employee and director holders of such canceled Class B Units to put them in an approximately equivalent economic position in terms of number of options and exercise prices as they would be in if their Class B Units were not canceled and instead exchanged for new options. Such options were granted effective as of immediately following the determination of the initial public offering price per share of our common stock and were in an amount equal to the number of the out-of-the-money Class B Units that were canceled, multiplied by the Exchange Ratio, and have an exercise price per share equal to the distribution threshold of the out-of-the-money Class B Units, multiplied by the Exchange Ratio (or if greater, the initial public offering price per share of our common stock). The options are subject to the same time-vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization.

The Company measures the fair value of stock option awards on the grant date using a Black-Scholes option-valuation model. The model incorporates various assumptions, including the exercise price, expected term, risk-free interest rate, expected stock price volatility, and expected dividend yield. The risk-free interest rate is derived from U.S. Treasury yields with maturities corresponding to the expected term of the awards. Expected volatility is estimated using the historical volatility of a peer group of comparable publicly traded companies, given the limited trading history of the Company’s common stock. The expected dividend yield reflects the Company’s historical and anticipated future dividend policy.

A summary of the status of the Company’s equity-based awards and activity as of September 30, and June 30, 2025 is presented below with the comparative 2024 periods having no restricted stock or stock options issued.

					Weighted-Average
	Outstanding	Weighted-Average		Weighted-Average	Remaining	Aggregate
	Restricted	Grant Date	Stock Options	Grant	Contractual Term	Intrinsic Value
	Shares	Fair Value	Outstanding	Price	(Years)	(in thousands)
Balance at March 31, 2025	—	$—	—	$—	—	$—
Granted	6,418,775	15.00	457,542	24.81
Exercised	—	—	—	—
Forfeited, expired or canceled	—	—	—	—
Balance at June 30, 2025	6,418,775	$15.00	457,542	$24.81	10.0	$97.7
Granted	—	—	20,000	25.33
Vested	(24,164)	15.00	—	—
Exercised	—	—	—	—
Forfeited, expired or canceled	(19,827)	15.00	—	—
Balance September 30, 2025	6,374,784	$15.00	477,542	$24.84	9.4	$0.8

For the three months ended September 30, 2025 and 2024, stock-based compensation expense recognized was $8.8 million and $2.2 million, respectively. The change in stock-based compensation for the three months ended September 30, 2025 is driven by the recognition of $8.8 million of stock-based compensation expense associated with the unvested restricted stock.

For the nine months ended September 30, 2025 and 2024, stock-based compensation expense recognized was $0.9 million and $4.1 million, respectively. The change in stock-based compensation expense for the nine months ended September 30, 2025 is driven by the recognition of $9.3 million of stock-based compensation expense associated with the unvested restricted stock, stock options and Class B Units that existed prior to the IPO, partially offset by the reversal of stock-based compensation expense due to the impact of the initial public offering on the outstanding Class B units of $8.4 million. As of September 30, 2025, the total unrecognized stock-based compensation expense related to unvested restricted shares was $87.3 million, which is expected to be recognized over a remaining weighted average term of 2.74 years.

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

As of September 30, 2025, and 2024 the Company had entered into forward flow purchase agreements for the purchase of receivables with an estimated minimum aggregate purchase price of approximately $316.4 million and $338.6 million, respectively. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

Employee Savings and Retirement Plan

The Company sponsors defined contribution plans in the U.S., Canada, and the U.K. The U.S. plan is organized as a 401(k) plan under which all employees are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, as defined in the plan. The Company makes matching contributions of 25% of up to 6% of an employee’s salary. In Canada, the Company has a Deferred Profit-Sharing Plan (DPSP) in which the Company contributes 3% of salary to their DPSP fund. Employees contributing to the Registered Retirement Savings Plan (RRSP) or Tax-Free Savings Account (TFSA) receive up to a 2% match, bringing the potential total match to 5% of salary. In the U.K., the Company operates the government contribution plan where employees contribute 5% of their salary and the Company contributes 3% of the employee salary on a monthly basis. Employees can make additional contributions to the plan via their salary, either by one off extra contribution or increasing the monthly percentage but must contribute a minimum of 5%. Total compensation expense related to the Company’s contributions was $0.7 million and $0.6 million for the period ended September 30, 2025 and 2024, respectively.

Commitments to extend credit

The Company, in the normal course of business through its credit card programs, has the obligation to purchase the credit card receivables from the issuing bank, thereby incurring off-balance-sheet risk. This risk includes the cardholder’s rights to borrow up to the maximum credit limit on their credit card accounts, which is $14.7 million as of September 30, 2025 and $20.9 million as of September 30, 2024, beyond their current balances. The Company has not experienced a situation in which all of the Company’s cardholders have exercised their entire available line of credit at any given point in time, nor does management anticipate this will ever occur in the future. Also, the Company can, subject to certain regulatory requirements, reduce or cancel these available credit limits.

Contingent payments

As part of the Company’s acquisition of Canaccede Financial Group, Ltd. “(Canaccede”) in March 2020, an exit incentive was awarded to the former shareholders of Canaccede for up to $15.625 million Canadian dollars that would be payable only on a Liquidity Event for J.C. Flowers (“JCF”), defined to mean a final exit, that yielded net returns to JCF in excess of certain hurdles as defined in the purchase agreement. The payment, which is contingent on a Liquidity Event and achieving certain hurdles, would be based on cash-on-cash returns to JCF, measured at that final exit, as an equity-linked incentive with capped upside and designed to be paid with sale proceeds received from a new owner. Each year the Company reassesses the fair value of the exit incentive payment to determine whether such amount should be recorded within the combined and condensed consolidated financial statements. As of September 30, 2025, the Company determined that the occurrence in the future of a Liquidity Event above the requisite MOIC thresholds will be probable by December 31, 2027. As a result, the Company accrued a liability related to the Canaccede Exit Incentive Payment of $8.8 million as of September 30, 2025, reflecting the net present value of an anticipated payment of the maximum amount. This has been recorded as expense on the income statement in other selling, general and administrative with the offset being a liability on the balance sheet in accounts payable and accrued expenses.

Litigation

The Company and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of business. For periods ended September 30, 2025 and December 31, 2024 there are no material pending legal proceedings to which the Company or its subsidiaries are a party.

12.Income Taxes

The Company’s effective tax rate was 15.7% and 6.0% for the three months ended September 30, 2025 and 2024, respectively. The Company's effective tax rate was 13.8% and 5.7% for the nine months ended September 30, 2025 and 2024, respectively. The Company recognized a provision on pre-tax income, reduced by non-taxable income related to the period in which the Company was treated as a Partnership for US income tax purposes.

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

The following table provides segment measure of profit and loss, presenting Net operating income, by each operating segment (in thousands) and is the measure that the CODM utilizes to determine resource and investment allocations:

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2025					2025
	United	United		Latin		United	United		Latin
	States	Kingdom	Canada	America	Total	States	Kingdom	Canada	America	Total
Total portfolio revenue	$108,147	$6,889	$15,363	$9,274	$139,673	$326,205	$18,812	$49,109	$28,293	$422,419
Credit card revenue	634	—	1,121	—	1,755	1,928	—	3,522	—	5,450
Servicing revenue	2,510	6,484	420	—	9,414	10,832	18,628	1,161	—	30,621
Total Revenue	$111,291	$13,373	$16,904	$9,274	$150,842	$338,965	$37,440	$53,792	$28,293	$458,490

Provision for credit losses	$375	$—	$194	$—		$1,074	$—	$596	$—

Salaries and benefits	$17,774	$4,068	$1,328	$144		$27,308	$11,897	$3,996	$389
Servicing expenses	35,745	5,563	2,777	3,524		101,719	14,652	7,831	9,746
Depreciation and amortization	792	89	458	11		2,943	259	974	30
Professional fees	3,093	284	77	289		13,459	754	410	730
Canaccede exit incentive	79	—	—	—		1,059	—	—	—
Other selling, general and administrative	3,044	665	303	130		9,445	1,907	960	412

Net operating income	$50,389	$2,704	$11,767	$5,176	$70,036	$181,958	$7,971	$39,025	$16,986	$245,940

Other Income / (Expense):
Interest expense					$(26,467)					$(77,184)
Foreign exchange and other income / (expense)					1,944					5,564
Total other expense					(24,523)					(71,620)
Income Before Income Taxes					$45,513					$174,320

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2024					2024
	United	United		Latin		United	United		Latin
	States	Kingdom	Canada	America	Total	States	Kingdom	Canada	America	Total
Total portfolio revenue	$72,943	$7,882	$11,442	$8,681	$100,948	$205,849	$21,607	$36,218	$23,253	$286,927
Credit card revenue	648	—	1,400	—	2,048	2,129	—	4,224	—	6,353
Servicing revenue	746	6,789	70	—	7,605	2,412	18,476	192	—	21,080
Total Revenue	$74,337	$14,671	$12,912	$8,681	$110,601	$210,390	$40,083	$40,634	$23,253	$314,360

Provision for credit losses	$426	$—	$441	$—		$1,402	$—	$1,235	$—

Salaries and benefits	$7,424	$3,793	$1,263	$87		$21,134	$10,569	$3,993	$277
Servicing expenses	23,241	4,287	2,768	2,950		70,145	10,749	7,583	7,396
Depreciation and amortization	167	82	293	6		503	239	917	19
Professional fees	1,403	211	73	207		4,294	690	305	641
Other selling, general and administrative	941	688	320	103		2,724	1,803	897	345

Net Operating Income	$40,735	$5,610	$7,754	$5,328	$59,427	$110,188	$16,033	$25,704	$14,575	$166,500

Other Income / (Expense):
Interest expense					$(19,753)					$(55,187)
Foreign exchange and other expense					(440)					(3,181)
Total other expense					(20,193)					(58,368)
Income Before Income Taxes					$39,234					$108,132

15.Subsequent Events

Other than the below, there have been no events since September 30, 2025 that require recognition or disclosure in the combined and condensed consolidated financial statements.

Bluestem Receivables Asset Acquisition

On October 24, 2025, the Company entered into an Asset Purchase Agreement with BLST Holding Company LLC, BLST Operating Company, LLC, BLST FinCo, LLC and BLST FinCo SubCo, LLC (collectively, “Bluestem” to acquire a revolving credit card receivables portfolio for which new draws have been suspended for a gross purchase price of $302.8 million. The gross purchase price is subject to customary adjustments for interim cash flows (including collections and new purchases) between June 30, 2025 (the “Cut Off Date”) and closing and a $20.0 million escrow to secure implementation obligations. At the Cut Off Date, the receivables being acquired had an aggregate face value of approximately $488.2 million. The Company does not intend to pursue ongoing originations through the Bluestem platform, and the acquisition does not include any Bluestem retail operations or assets.

The closing of the transaction is subject to the satisfaction of customary conditions, including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected in the fourth quarter of 2025.

Revolving Credit Facility Amendment

On October 27, 2025, the Company entered into an amendment to its Credit Agreement dated May 21, 2021. The Amendment effected certain amendments to the terms of the credit facility under the Existing Credit Agreement, including, among other things, to (i) increase the Aggregate Commitments (as defined in the Amended Credit Agreement) by $175,000,000 to an aggregate amount of $1,000,000,000, (ii) reduce the interest rate margins applicable to loans outstanding under the credit facility by fifty (50) basis points, (iii) (a) reduce the non-use fee rate for unutilized commitments under the credit facility by five (5) basis points and (b) reduce the maximum applicable non-use fee rate for unutilized commitments to thirty-five (35) basis points, (iv) eliminate any credit spread adjustments from the calculation of the interest rate applicable to loans outstanding under the credit facility, (v) extend the maturity of the credit facility to October 27, 2030, subject to such maturity being reduced to 91 days in advance of the earliest final scheduled maturity date of either the 9.500% Senior Notes due February 15, 2029 or the 8.250% Senior Notes due May 15, 2030, in each case issued by Jefferson Capital Holdings, LLC, a Delaware limited liability company, (vi) make customary changes (including changes to financial reporting requirements and ‘change of control’ thresholds applicable to the change of control event of default) to reflect the status of the Borrowers and their subsidiaries as indirect subsidiaries of the Company, (vii) modify certain terms applicable to permitted restricted payments, including distributions (a) to fund the payment of taxes, (b) to redeem outstanding senior notes of JCAP Holdings, or other parent companies of the Borrowers, and (c) to fund regular quarterly dividends and public company costs in an aggregate annual amount for such dividends and public company costs not to exceed the greater of (x) six percent (6%) of the market capitalization of the Company, and (y) the quarterly dividend amount specified in the model provided to the Lenders prior to October 27, 2025, (viii) remove the existing financial covenant requiring a minimum tangible net worth of JCAP Holdings and (ix) modify the frequency and conditions applicable to field audits and portfolio examinations conducted by or on behalf of the Administrative Agent.

Dividend Declaration

On November 12, 2025, the Company declared a dividend of $0.24 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the related notes included in our audited consolidated financial statements included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 27, 2025 (the “Prospectus”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q (the “Quarterly Report”).

Overview

We provide debt recovery solutions and other related services across a broad range of consumer receivables, including credit card, secured and unsecured automotive, telecom and utilities, and other receivables. We primarily purchase portfolios of previously charged-off consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Previously charged-off receivables include receivables subject to bankruptcy proceedings. We also provide debt servicing and other portfolio management services to credit originators for nonperforming loans. In addition, through our credit card acquisition programs, we earn credit card revenue. All deployments are made to independent third parties.

We operate and manage our business through four reportable segments that are based on geography: United States, United Kingdom, Canada, and Latin America. We also have the following two primary lines of business:

◾	Distressed, our largest line of business, represents the purchase, collection, and servicing collection of nonperforming consumer loans; and
◾	Insolvency, which consists of the purchasing and/or servicing of financial assets of consumers who have entered bankruptcy through Chapter 7 or 13 of the U.S. Bankruptcy Code in the United States, consumer proposal, credit counseling, or bankruptcy in Canada and the United Kingdom.

We are headquartered in Minneapolis, Minnesota, and as of September 30, 2025, with 1,075 FTE (including our offshore co-sourced operation).

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

We purchase receivables based on robust, account-level valuation methods and employ proprietary statistical and behavioral models across our operations. These methods and models allow us to value portfolios accurately (and limit the risk of overpaying), avoid buying portfolios that are incompatible with our methods or strategies, and align the accounts we purchase with our business and collection channels to maximize future collections. As a result, we have been able to realize attractive returns from the receivables we acquire. We maintain strong relationships with many of the largest financial service providers in the United States, Canada, United Kingdom, and Latin America.

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

The average purchase price, as a percentage of face value, varies from period to period depending on, among other factors, the type and quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios. For example, the average purchase price as a percentage of face value is higher for newly charged-off portfolios as compared to more seasoned portfolios because newly charged-off portfolios generally have higher liquidation rates. Similarly, portfolios consisting of paying accounts tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. As a result, in periods that we purchase a higher percentage of newly charged-off assets or paying portfolios, we expect that our purchase price as a percentage of face value would be higher than would be in periods where a higher ratio of seasoned paper or non-paying portfolios were purchased. The Company’s average purchase price, as a percentage of face value, increased during the period ended September 30, 2025, as compared to the prior year periods, primarily related to portfolio mix.

Collections

We have two primary types of collection channels for the collection of our purchased receivables, legal and voluntary. The legal collection channel consists of collections that result from our internal legal channel or from our network of retained law firms. The voluntary collection channel utilizes call centers (domestic and offshore) and collection agencies. The call center collections include collections that result from our call centers, direct mail programs, and digital collections. The collection agencies collections consist of collections from third-party collection agencies that we utilize when we believe they can liquidate better or less expensively than we can.

Key Business Metrics and Non-GAAP Financial Measures

We regularly review net operating income and net income along with a number of key business metrics and non-GAAP financial measures to evaluate our business, measure our performance, identify trends, prepare financial projections, and make business decisions. Although we believe the key business metrics and non-GAAP financial measures we review are useful, they have limitations as analytical tools and should not be considered in isolation, or as substitutes for analysis of our financial results prepared in accordance with GAAP.

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

The following table summarizes the total ERC by geographic area, or segment, during the periods presented:

	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$2,158.8	$1,668.9	$489.9	29.4%
Canada	362.5	272.8	89.7	32.9%
United Kingdom	153.0	153.6	(0.6)	(0.4)%
Latin America	255.3	211.5	43.8	20.7%
Total	$2,929.6	$2,306.8	$622.8	27.0%

ERC in our United States reportable segment included $178.6 million from the Conn’s Portfolio Purchase.

Deployments

Deployments refers to portfolios purchases in the ordinary course. We believe deployments represent an important measure of our investment activity. Deployments are a key driver of the growth of our ERC and a measure to compare growth in our business with the growth of other companies in the debt collection industry.

The following tables summarize the total deployments or purchases by geographic area, or reportable segments, during the periods presented:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$107.2	$75.8	$31.4	41.4%
Canada	30.8	30.2	0.6	2.0%
United Kingdom	4.1	4.7	(0.6)	(12.8)%
Latin America	8.9	12.7	(3.8)	(29.9)%
Total Purchases	$151.0	$123.4	$27.5	22.3%

During the three months ended September 30, 2025, we invested $151.0 million to acquire receivable portfolios, with face values aggregating $2,848.8 million, for an average purchase price of 5.3% of face value. The amount invested in receivable portfolios increased $27.5 million, or 22.3%, compared with the $123.4 million invested during the three months ended September 30, 2024, to acquire receivable portfolios with face values aggregating $1,681.0 million, for an average purchase price of 7.3% of face value.

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$307.4	$231.0	$76.4	33.1%
Canada	109.4	74.8	34.6	46.2%
United Kingdom	10.7	22.5	(11.8)	(52.5)%
Latin America	24.0	36.8	(12.8)	(34.9)%
Total Purchases	$451.5	$365.2	$86.3	23.6%

During the nine months ended September 30, 2025, we invested $451.5 million to acquire receivable portfolios, with face values aggregating $7,365.7 million, for an average purchase price of 6.1% of face value. The amount invested in receivable portfolios increased $86.3 million, or 23.6%, compared with the $365.2 million invested during the nine months ended September 30, 2024, to acquire receivable portfolios with face values aggregating $5,741.6 million, for an average purchase price of 6.4% of face value.

Collections

The following tables summarize the total collections by geographic area, or reportable segment, during the periods presented:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$182.9	$99.6	$83.3	83.6%
Canada	29.0	23.3	5.7	24.5%
United Kingdom	11.1	10.6	0.5	4.7%
Latin America	13.9	11.6	2.3	19.8%
Total Collections	$236.8	$145.1	$91.7	63.2%

Collections from purchased receivables increased by $91.7 million or 63.2% to $236.8 million during the three months ended September 30, 2025, from $145.1 million during the three months ended September 30, 2024. The increase in collections from purchased receivables compared to the period ended September 30, 2024, was primarily a result of increased purchases during the period. Collections in our United States reportable segment included $49.7 million from the Conn’s Portfolio Purchase.

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$599.6	$288.5	$311.1	107.8%
Canada	85.5	64.1	21.4	33.4%
United Kingdom	32.0	29.2	2.8	9.6%
Latin America	36.3	28.4	7.9	27.8%
Total Collections	$753.4	$410.2	$343.2	83.7%

Collections from purchased receivables increased by $343.2 million or 83.7% to $753.4 million during the nine months ended September 30, 2025, from $410.2 million during the nine months ended September 30, 2024. The increase in collections from purchased receivables compared to the period ended September 30, 2024, was primarily a result of increased purchases during the period. Collections in our United States reportable segment included $210.6 million from the Conn’s Portfolio Purchase.

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

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Net Income	$38.4	$36.9	$1.5	4.0%
Foreign exchange and other income (expense)	(1.9)	0.4	(2.4)	(541.8)%
Stock compensation	8.8	2.2	6.6	303.7%
Canaccede exit incentive	0.1	—	0.1	—
Merger and acquisition and other one-time expenses	2.4	0.2	2.2	1,046.1%
Adjusted Net Income	$47.7	$39.7	$8.0	20.1%

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Net Income	$150.2	$101.9	$48.3	47.4%
Foreign exchange and other income (expense)	(5.6)	3.2	(8.7)	(274.9)%
Provision for income taxes	24.1	6.2	17.9	288.8%
Stock compensation	0.8	4.1	(3.2)	(79.3)%
Canaccede exit incentive	1.1	—	1.1	—%
Merger and acquisition and other one-time expenses	10.1	0.7	9.4	1,284.3%
Adjusted Net Income	$180.8	$116.1	$64.6	55.7%

Components of Results of Operations

Revenue

Our revenue is primarily derived from revenue from investments in receivables, which is revenue recognized from engaging in debt purchasing and recovery activities, and from credit card and servicing revenue streams.

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

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses generally consists of rent, travel and entertainment expenses, and other general overhead expenses.

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense on our outstanding debt and amortization of debt issuance costs.

Foreign Exchange and Other Income (Expense)

Foreign exchange and other income (expense) consists of foreign currency related realized gains or losses on portfolio purchase transactions.

Results of Operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The following tables set forth combined and condensed consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,
(in Millions)	2025		2024
Revenues:
Portfolio income	$139.2	92.3%	$99.3	89.7%
Changes in recoveries	0.5	0.3%	1.7	1.5%
Total portfolio revenue	$139.7	92.6%	$100.9	91.3%
Credit card revenue	1.8	1.2%	2.0	1.9%
Servicing revenue	9.4	6.2%	7.6	6.9%
Total revenues	$150.8	100.0%	$110.6	100.0%

Provision for credit losses	$0.6	0.4%	$0.9	0.8%

Operating expenses:
Salaries and benefits	$23.3	15.5%	$12.6	11.4%
Servicing expenses	47.6	31.6%	33.2	30.1%
Depreciation and amortization	1.4	0.9%	0.5	0.5%
Professional fees	3.7	2.5%	1.9	1.7%
Other selling, general and administrative	4.2	2.8%	2.1	1.9%
Total operating expenses	$80.2	53.2%	$50.3	45.5%
Net operating income	$70.0	46.4%	$59.4	53.7%

Other income (expense):
Interest expense	$(26.5)	(17.5)%	$(19.8)	(17.9)%
Foreign exchange and other income (expense)	1.9	1.3%	(0.4)	(0.4)%
Total other income / (expense)	(24.5)	(16.3)%	(20.2)	(18.3)%
Income before income taxes	$45.5	30.2%	$39.2	35.5%
Provision for income taxes	(7.2)	(4.7)%	(2.4)	(2.1)%
Net income	$38.4	25.4%	$36.9	33.3%
Foreign currency translation	(5.0)	(3.3)%	4.9	4.4%
Comprehensive income	$33.3	22.1%	$41.7	37.7%

Revenues

A summary of how our revenues were generated during the periods indicated is as follows:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Cash collections	$236.8	$145.1	$91.7	63.2%
Principal amortization	(97.2)	(44.2)	(53.0)	119.8%
Total portfolio revenue	139.7	100.9	38.7	38.4%
Credit card revenue	1.8	2.0	(0.3)	(14.3)%
Servicing revenue	9.4	7.6	1.8	23.8%
Total revenues	$150.8	$110.6	$40.2	36.4%

Total revenues were $150.8 million for the three months ended September 30, 2025, an increase of $40.2 million, or 36.4%, compared to $110.6 million for the three months ended September 30, 2024. The increase is primarily a result of strong deployment growth in prior periods.

Operating Expenses

Total operating expenses were $80.2 million for the three months ended September 30, 2025, an increase of $29.9 million, or 59.5%, compared to $50.3 million for the three months ended September 30, 2024 driven primarily by an increase of $14.4 million in servicing expenses due to increased court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections and collection growth and $10.7 million in salaries and benefits primarily due to $8.8 million in stock-based compensation expense.

Salaries and Benefits

Salaries and benefits were $23.3 million for the three months ended September 30, 2025 an increase of $10.7 million, or 85.5%, compared to $12.6 million for the three months ended September 30, 2024. The increase in Salaries was driven by $8.8 million in stock-based compensation costs which reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO.

Servicing Expenses

Servicing expenses were $47.6 million for the three months ended September 30, 2025, an increase of $14.4 million, or 43.2%, compared to $33.2 million for the three months ended September 30, 2024. The increase in servicing expenses was primarily driven by increased collections and court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections. Servicing expenses consisted of the following for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Agency and repo commission expense	$12.8	$10.6	$2.2	20.8%
Legal commission expense	7.4	4.8	2.6	54.2%
Court costs	14.9	9.0	5.9	65.6%
Communications	6.1	4.8	1.3	27.1%
Offshore	3.5	2.2	1.3	59.1%
Other servicing expenses	2.9	1.8	1.1	57.6%
Total servicing expenses	$47.6	$33.2	$14.4	43.2%

Depreciation and Amortization

Depreciation and amortization was $1.4 million for the three months ended September 30, 2025, a $0.8 million, or 146.4%, increase from the $0.5 million for the three months ended September 30, 2024. The increase was primarily due to incremental amortization expense of $0.6 million associated with the Conn’s purchase which closed in December 2024.

Professional Fees

Professional fees were $3.7 million for the three months ended September 30, 2025 an increase of $1.8 million, or 97.6%, compared to $1.9 million for the three months ended September 30, 2024. The increase was primarily due to fees associated with merger and acquisition expenses and one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses generally consist of rent, travel and entertainment expenses, and other general overhead expenses which totaled $4.2 million for the three months ended September 30, 2025, an increase of $2.2 million or 105.7%, compared to $2.1 million for the three months ended September 30, 2024. The increase is primarily due to $1.8 million for data processing and rent related to the Conn’s purchase, $0.1 million for the Canada acquisition in relation to the potential realization of an exit incentive as well as other various expense increases.

Other Income (Expense)

Interest Expense

Total interest expense was $26.5 million for the three months ended September 30, 2025, an increase of $6.7 million, or 34.0%, compared to $19.8 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in the cost of debt due to the payoff of the credit facility with the net proceeds of the 2030 Senior Notes issued in May 2025 as well as by increased amortization of debt issuance costs of $1.5 million, $0.4 million or 39.5% higher compared to $1.1 million for the three months ended September 30, 2024, due to the issuance of the 2029 Senior Notes in the year ended December 31, 2024 and the issuance of the 2030 Senior Notes in May 2025.

Interest expense consisted of the following for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Interest expense	$24.9	$18.7	$6.3	33.7%
Amortization of debt issuance costs	1.5	1.1	0.4	39.5%
Total interest expense	$26.5	$19.8	$6.7	34.0%

Provision for Income Tax Expense

The provision for income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance and nondeductible fair value adjustments to derivatives, as well as the relative proportion of foreign income to domestic income, generation of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. The Company has recognized a quarter-to-date tax provision of $7.2 million.

Segment Results of Operations

The following tables set forth combined and condensed consolidated income statement amounts categorized by segment, for the periods indicated:

	Three Months Ended September 30,
	2025					2024
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$108.1	$6.9	$15.4	$9.3	$139.7	$72.9	$7.9	$11.4	$8.7	$100.9
Credit card revenue	0.6	—	1.1	—	1.8	0.6	—	1.4	—	2.0
Servicing revenue	2.5	6.5	0.4	—	9.4	0.7	6.8	0.1	—	7.6
Total Revenue	$111.3	$13.4	$16.9	$9.3	$150.8	$74.3	$14.7	$12.9	$8.7	$110.6

Provision for credit losses	$0.4	$—	$0.2	$—	$0.6	$0.4	$—	$0.4	$—	$0.9

Operating Expenses
Salaries and benefits	17.8	4.1	1.3	0.1	23.3	7.4	3.8	1.3	0.1	12.6
Servicing expenses	35.7	5.6	2.8	3.5	47.6	23.2	4.3	2.8	3.0	33.2
Depreciation and amortization	0.8	0.1	0.5	0.0	1.4	0.2	0.1	0.3	0.0	0.5
Professional fees	3.1	0.3	0.1	0.3	3.7	1.4	0.2	0.1	0.2	1.9
Other selling, general and administrative	3.1	0.7	0.3	0.1	4.2	0.9	0.7	0.3	0.1	2.1
Total Operating Expenses	$60.5	$10.7	$4.9	$4.1	$80.2	$33.2	$9.1	$4.7	$3.4	$50.3

Net Operating Income	$50.4	$2.7	$11.8	$5.2	$70.0	$40.7	$5.6	$7.8	$5.3	$59.4
Net operating income margin	45.3%	20.2%	69.6%	55.8%	46.4%	54.8%	38.2%	60.1%	61.4%	53.7%

United States

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$108.1	$72.9	$35.2	48.3%
Credit card revenue	0.6	0.6	(0.0)	(2.2)%
Servicing revenue	2.5	0.7	1.8	236.5%
Total Revenue	$111.3	$74.3	$37.0	49.7%

Provision for credit losses	$0.4	$0.4	$—	—%

Operating Expenses
Salaries and benefits	17.8	7.4	10.4	139.8%
Servicing expenses	35.7	23.2	12.5	53.6%
Depreciation and amortization	0.8	0.2	0.6	379.0%
Professional fees	3.1	1.4	1.7	121.0%
Other selling, general and administrative	3.1	0.9	2.2	229.4%
Total Operating Expenses	$60.5	$33.2	$27.3	82.4%

Net Operating Income	$50.4	$40.7	$9.7	23.8%
Net operating income margin	45.3%	54.8%

Portfolio revenue grew $35.2 million or 48.3% in the period ended September 30, 2025 compared to September 30, 2024, primarily due to the growth in our deployments, including from, but not solely based on, the Conn’s Portfolio Purchase.

Servicing revenue grew $1.8 million or 236.5% for the period ended September 30, 2025 compared to September 30, 2024, primarily due to the Conn’s Portfolio Purchase, which contributed $1.9 million of total servicing revenue in the three months ended September 30, 2025.

We consolidate salaries, bonuses and accruals for stock compensation for our U.S.-based senior management team into the “Salaries and benefits expense” for the United States segment. Salaries and benefits in the United States increased $10.4 million or 139.8% in the three months ended September 30, 2025 compared to September 30, 2024 driven by $8.8 million from the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO.

Servicing expenses grew $12.5 million or 53.6% in the period ending September 30, 2025 compared to September 30, 2024 driven by growth in our collections as well as court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections. Servicing expenses include $3.3 million related to the Conn’s Portfolio Purchase.

We incurred $3.1 million or 121.0% higher professional fees in the period ended September 30, 2025 compared to September 30, 2024 driven by costs associated with merger and acquisition activity and one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other selling, general and administrative expenses increased $2.2 million or 229.4% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to additional data processing and higher rent expense related to the addition of Conn’s location in 2025.

Overall net operating income increased $9.7 million or 23.8% in the period ended September 30, 2025 compared to September 30, 2024 to $50.4 million from $40.7 million driven by $16.5 million associated with the Conn’s portfolio acquired in December 2024. Net operating income as a percentage of total revenues was 45.3% in the period ended September 30, 2025 compared to 54.8% in September 30, 2024.

United Kingdom

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$6.9	$7.9	$(1.0)	(12.6)%
Servicing revenue	6.5	6.8	(0.3)	(4.5)%
Total Revenue	$13.4	$14.7	$(1.3)	(8.8)%

Operating Expenses
Salaries and benefits	4.1	3.8	0.3	7.3%
Servicing expenses	5.6	4.3	1.3	29.8%
Depreciation and amortization	0.1	0.1	0.0	0.0%
Professional fees	0.3	0.2	0.1	34.6%
Other selling, general and administrative	0.7	0.7	(0.0)	(3.3)%
Total Operating Expenses	$10.7	$9.1	$1.6	17.7%

Net Operating Income	$2.7	$5.6	$(2.9)	(51.8)%
Net operating income margin	20.2%	38.2%

Portfolio revenue decreased $1.0 million or 12.6% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to a decrease in deployment volumes.

Servicing revenue decreased $0.3 million or 4.5% in the period ended September 30, 2025 compared to September 30, 2024 due to reduced third party servicing.

Salaries and benefits increased $0.3 million or 7.3% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to higher employee benefit costs.

Servicing expenses increased $1.3 million or 29.8% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to increase in collections as well as court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections.

Overall net operating income declined $2.9 million or 51.8% in the period ended September 30, 2025 compared to September 30, 2024 due to lower deployments and higher servicing expenses. Net operating income as a percentage of total revenues was 20.2% in the period ended September 30, 2025 compared to 38.2% in September 30, 2024.

Canada

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$15.4	$11.4	$4.0	35.0%
Credit card revenue	1.1	1.4	(0.3)	(21.4)%
Servicing revenue	0.4	0.1	0.3	428.6%
Total Revenue	$16.9	$12.9	$4.0	30.9%

Provision for credit losses	$0.2	$0.4	$(0.2)	(56.0)%

Operating Expenses
Salaries and benefits	1.3	1.3	—	—%
Servicing expenses	2.8	2.8	—	—%
Depreciation and amortization	0.5	0.3	0.2	68.3%
Professional fees	0.1	0.1	—	—%
Other selling, general and administrative	0.3	0.3	—	—%
Total Operating Expenses	$4.9	$4.7	$0.2	4.8%

Net Operating Income	$11.8	$7.8	$4.0	51.8%
Net operating income margin	69.6%	60.1%

Portfolio revenue increased $3.9 million or 35.0% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to higher deployments.

Credit card revenue decreased $0.3 million or 21.4% in the period ended September 30, 2025 compared to September 30, 2024 due to the portfolio continuing to attrit after no new originations have occurred since August 2024 due to proposed regulatory changes.

Servicing revenue increased $0.4 million or 428.6% in the period ended September 30, 2025 compared to September 30, 2024 due to the underlying organic growth.

Depreciation and amortization increased $0.2 million or 68.3% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to additional software amortization expense.

Overall net operating income increased $4.0 million or 51.8% in the period ended September 30, 2025 compared to  September 30, 2024 due to higher revenue growth with prudent expense management. Net operating income as a percentage of total revenues was 69.6% in the period ended September 30, 2025 compared to 60.1% in September 30, 2024.

Latin America

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$9.3	$8.7	$0.6	6.8%
Total Revenue	$9.3	$8.7	$0.6	6.8%

Operating Expenses
Salaries and benefits	0.1	0.1	—	—%
Servicing expenses	3.5	3.0	0.5	16.9%
Depreciation and amortization	0.0	0.0	—	—%
Professional fees	0.3	0.2	0.1	0.4%
Other selling, general and administrative	0.1	0.1	—	—%
Total Operating Expenses	$4.1	$3.4	$0.7	20.9%

Net Operating Income	$5.2	$5.3	$(0.1)	(1.9)%
Net operating income margin	55.8%	61.4%

Portfolio revenue increased $0.6 million or 6.8% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to increase in deployments.

Servicing expenses increased $0.6 million or 16.9% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to increased collections.

Overall net operating income decreased slightly by $0.1 million or 1.9% in the period ended September 30, 2025 compared to September 30, 2024 due to higher operating expense growth. Net operating income as a percentage of total revenues was 55.8% in the period ended September 30, 2025 compared to 61.4% in September 30, 2024.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following tables set forth combined and condensed consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the periods indicated:

	Nine Months Ended September 30,
(in Millions)	2025		2024
Revenues:
Portfolio income	$416.7	90.9%	$285.4	90.8%
Changes in recoveries	5.7	1.2%	1.6	0.5%
Total portfolio revenue	$422.4	92.1%	$286.9	91.3%
Credit card revenue	5.5	1.2%	6.4	2.0%
Servicing revenue	30.6	6.7%	21.1	6.7%
Total revenues	$458.5	100.0%	$314.4	100.0%

Provision for credit losses	$1.7	0.4%	$2.6	0.8%

Operating Expenses:
Salaries and benefits	$43.6	9.5%	$36.0	11.5%
Servicing expenses	133.9	29.2%	95.9	30.5%
Depreciation and amortization	4.2	0.9%	1.7	0.5%
Professional fees	15.4	3.4%	5.9	1.9%
Other selling, general and administrative	13.8	3.0%	5.8	1.8%
Total operating expenses	$210.9	46.0%	$145.3	46.2%
Net operating income	$245.9	53.6%	$166.5	53.0%

Other income / (expense):
Interest expense	$(77.2)	(16.8)%	$(55.2)	(17.6)%
Foreign exchange and other income (expense)	5.6	1.2%	(3.2)	(1.0)%
Total other income / (expense)	(71.6)	(15.6)%	(58.4)	(18.6)%
Income before income taxes	$174.3	38.0%	$108.1	34.4%
Provision for income taxes	(24.1)	(5.3)%	(6.2)	(2.0)%
Net income	$150.2	32.8%	$101.9	32.4%
Foreign currency translation	13.3	2.9%	(1.0)	(0.3)%
Comprehensive income	$163.5	35.7%	$100.9	32.1%

Revenues

A summary of how our revenues were generated during the periods indicated is as follows:

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Cash Collections	$753.4	$410.2	$343.2	83.7%
Principal Amortization	(331.0)	(123.3)	(207.7)	168.5%
Total portfolio revenue	422.4	286.9	135.5	47.2%
Credit card revenue	5.5	6.4	(0.9)	(14.1)%
Servicing revenue	30.6	21.1	9.5	45.0%
Total revenues	$458.5	$314.4	$144.1	45.8%

Total revenues were $458.5 million for the nine months ended September 30, 2025, an increase of $144.1 million, or 45.8%, compared to $314.4 million for the nine months ended September 30, 2024. The increase is primarily a result of increased deployments during the period.

Operating Expenses

Total operating expenses were $210.9 million for the nine months ended September 30, 2025, an increase of $65.6 million, or 45.1%, compared to $145.3 million for the nine months ended September 30, 2024. This is driven by an increase in salaries and benefit expense of $7.6 million primarily due to increased personnel expense related to the Conns Portfolio purchase, servicing expenses of $38.0 million related to increased collections, $9.5 million in professional fees related to the initial public offering in June 2025, and $8.0 million associated with increased various selling, general and administrative expenses primarily data processing fees.

Salaries and Benefits

Salaries and benefits were $43.6 million for the nine months ended September 30, 2025 which is an increase of $7.6 million, or 21.1%, compared to $36.0 million for the nine months ended September 30, 2024. The increase is primarily due to increased personnel expense of $8.1 million related to the Conns Portfolio purchase.

Servicing Expenses

Servicing expenses were $133.9 million for the nine months ended September 30, 2025, an increase of $38.0 million, or 39.6%, compared to $95.9 million for the nine months ended September 30, 2024. The increase in servicing expenses was primarily driven by increased collections as well as $10.0 million from the Conn’s portfolio and court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections.  Servicing expenses consisted of the following for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Agency and repo commission expense	$37.7	$26.5	$11.2	42.3%
Legal commission expense	20.7	14.4	6.3	43.8%
Court costs	36.7	22.5	14.2	63.1%
Communications	20.8	20.5	0.3	1.5%
Offshore	10.2	6.2	4.0	64.5%
Other servicing expenses	7.8	5.8	2.0	34.5%
Total servicing expenses	$133.9	$95.9	$38.0	39.6%

Depreciation and Amortization

Depreciation and amortization was $4.2 million for the nine months ended September 30, 2025, a $2.5 million, or 147.1%, increase from the $1.7 million for the nine months ended September 30, 2024. The increase was due to incremental intangible assets associated with the Conn’s purchase, which equated to $2.4 million of additional amortization.

Professional Fees

Professional fees were $15.4 million for the nine months ended September 30, 2025, an increase of $9.5 million, or 161.0%, compared to $5.9 million for the nine months ended September 30, 2024. The increase was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses generally consist of rent, travel and entertainment expenses, and other general overhead expenses. These expenses totaled $13.8 million for the nine months ended September 30, 2025, an increase of $8.0 million or 137.9%, compared to $5.8 million for the nine months ended September 30, 2024. The increase is primarily due to an additional $5.8 million for data processing and rent expense related to the addition of Conn’s location in 2025. Additionally, we recognized a one-time cost associated with the Canada acquisition in relation to the potential realization of an exit incentive of $1.1 million.

Other Income (Expense)

Interest Expense

Total interest expense was $77.2 million for the nine months ended September 30, 2025, an increase of $22.0 million, or 39.9%, compared to $55.2 million for the nine months ended September 30, 2024. The increase was primarily driven by higher interest expense related to the outstanding notes payable, as well as increased amortization of note payable origination costs of $4.0 million, an increase of $0.9 million or 27.8% higher compared to $3.1 million for the nine months ended September 30, 2025, due to the issuance of the 2030 Senior Notes in May 2025.

Interest expense consisted of the following for the period ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Interest expense	$73.2	$52.0	$21.2	40.8%
Amortization of note payable origination costs	4.0	3.1	0.9	27.8%
Total interest expense	$77.2	$55.2	$22.0	39.9%

Provision for Income Tax Expense

The provision for  income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance and nondeductible fair value adjustments to derivatives, as well as the relative proportion of foreign income to domestic income, generation of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. The Company has recognized a year-to-date provision of $24.1 million to reflect the change in tax payer status to a corporation as a result of the reorganization related to the initial public offering.

Segment Results of Operations

The following tables set forth combined and condensed consolidated income statement amounts categorized by segment, for the periods indicated:

	Nine Months Ended September 30,
	2025					2024
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$326.2	$18.8	$49.1	$28.3	$422.4	$205.8	$21.6	$36.2	$23.3	$286.9
Credit card revenue	1.9	—	3.5	—	5.5	2.1	—	4.2	—	6.4
Servicing revenue	10.8	18.6	1.2	—	30.6	2.4	18.5	0.2	—	21.1
Total Revenue	$338.9	$37.4	$53.8	$28.3	$458.5	$210.3	$40.1	$40.6	$23.3	$314.4

Provision for credit losses	$1.1	$—	$0.6	$—	$1.7	$1.4	$—	$1.2	$—	$2.6

Operating Expenses
Salaries and benefits	$27.3	$11.9	$4.0	$0.4	$43.6	$21.1	$10.6	$4.0	$0.3	$36.0
Servicing expenses	101.7	14.7	7.8	9.7	133.9	70.1	10.7	7.6	7.4	95.9
Depreciation and amortization	2.9	0.3	1.0	—	4.2	0.5	0.2	0.9	—	1.7
Professional fees	13.5	0.8	0.4	0.7	15.4	4.3	0.7	0.3	0.6	5.9
Other selling, general and administrative	10.5	1.9	1.0	0.4	13.8	2.7	1.8	0.9	0.3	5.8
Total Operating Expenses	$155.9	$29.5	$14.2	$11.2	$210.9	$98.7	$24.0	$13.7	$8.6	$145.3

Net Operating Income	$181.9	$7.9	$39.0	$17.1	$245.9	$110.2	$16.1	$25.7	$14.7	$166.5
Net operating income margin	53.7%	21.2%	72.5%	60.4%	53.6%	52.4%	40.1%	63.3%	63.1%	53.0%

United States

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$326.2	$205.8	$120.4	58.5%
Credit card revenue	1.9	2.1	(0.2)	(9.5)%
Servicing revenue	10.8	2.4	8.4	350.0%
Total Revenue	$338.9	$210.3	$128.6	61.2%

Provision for credit losses	$1.1	$1.4	$(0.3)	(21.4)%

Operating Expenses
Salaries and benefits	$27.3	$21.1	$6.2	29.4%
Servicing expenses	101.7	70.1	31.6	45.1%
Depreciation and amortization	2.9	0.5	2.4	480.0%
Professional fees	13.5	4.3	9.2	214.0%
Other selling, general and administrative	10.5	2.7	7.8	288.9%
Total Operating Expenses	$155.9	$98.7	$57.2	58.0%

Net Operating Income	$181.9	$110.2	$71.7	65.1%
Net operating income margin	53.7%	52.4%

Portfolio revenue increased $120.4 million or 58.5% in the nine months ended September 30, 2025 compared to September 30, 2024, primarily due to deployment growth including the Conn’s portfolio acquisition in December 2024 which contributed $80.3 million of revenue.

Servicing revenue grew $8.4 million or 350.0% in the nine months ended September 30, 2025, primarily due to the Conn’s Portfolio Purchase, which contributed $8.7 million.

Salaries and benefits were $27.3 million for the nine months ended September 30, 2025 which is an increase of $6.2 million, or 29.4%, compared to $21.1 million for the nine months ended September 30, 2024. The increase is primarily due to the increase in personnel expense related to the Conns Portfolio acquisition.

Servicing expenses were $101.7 million for the nine months ended September 30, 2025, an increase of $31.6 million, or 45.1%, compared to $70.1 million for the nine months ended September 30, 2024. The increase in servicing expenses was primarily driven by increased collections, court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections and $10.0 million from the Conn’s portfolio acquisition.

Professional fees were $13.5 million for the nine months ended September 30, 2025, an increase of $9.2 million, or 214.0%, compared to $4.3 million for the nine months ended September 30, 2024. The increase was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other selling, general and administrative expenses generally consist of rent expense, travel and entertainment expenses, and other general overhead expenses. These expenses totaled $10.5 million for the nine months ended September 30, 2025, an increase of $7.8 million or 288.9%, compared to $2.7 million for the nine months ended September 30, 2024. The increase is primarily due to an additional $5.8 million for data processing and rent expense related to the addition of Conn’s portfolio acquisition. Additionally, we recognized a one-time cost associated with the Canada acquisition in relation to the potential realization of an exit incentive of $1.1 million.

Overall net operating income increased $71.7 million or 65.1% higher in the nine months ended September 30, 2025 than the nine months ended September 30, 2024 primarily due to continued growth in deployments and the result of the successful implementation of initiatives to reduce the cost to collect. $62.5 million was contributed from the Conn’s portfolio.

United Kingdom

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$18.8	$21.6	$(2.8)	(13.0)%
Servicing revenue	18.6	18.5	0.1	0.5%
Total Revenue	$37.4	$40.1	$(2.7)	(6.7)%

Operating Expenses
Salaries and benefits	$11.9	$10.6	$1.3	12.2%
Servicing expenses	14.7	10.7	4.0	36.9%
Depreciation and amortization	0.3	0.2	0.1	29.5%
Professional fees	0.8	0.7	0.1	7.7%
Other selling, general and administrative	1.9	1.8	0.1	5.9%
Total Operating Expenses	$29.5	$24.0	$5.5	22.8%

Net Operating Income	$7.9	$16.1	$(8.2)	(50.7)%
Net operating income margin	21.2%	40.1%

Portfolio revenue decreased $2.8 million or 13.0% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to lower deployments in the United Kingdom.

Servicing revenue increased $0.1 million or 0.5% in the period ended September 30, 2025 compared to September 30, 2024 due to reduced third party servicing.

Salaries and benefits increased $1.3 million or 12.2% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to higher employee benefit costs.

Servicing expenses increased $4.0 million or 36.9% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections.

Overall net operating income declined $8.2 million or 50.7% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to lower deployments and higher servicing costs.

Canada

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$49.1	$36.2	$12.9	35.6%
Credit card revenue	3.5	4.2	(0.7)	(16.7)%
Servicing revenue	1.2	0.2	1.0	500.0%
Total Revenue	$53.8	$40.6	$13.2	32.5%

Provision for credit losses	$0.6	$1.2	$(0.6)	(50.0)%

Operating Expenses
Salaries and benefits	$4.0	$4.0	$—	0.0%
Servicing expenses	7.8	7.6	0.2	2.6%
Depreciation and amortization	1.0	0.9	0.1	11.1%
Professional fees	0.4	0.3	0.1	33.3%
Other selling, general and administrative	1.0	0.9	0.1	11.1%
Total Operating Expenses	$14.2	$13.7	$0.5	3.6%

Net Operating Income	$39.0	$25.7	$13.3	51.8%
Net operating income margin	72.5%	63.3%

Portfolio revenue increased $12.9 million or 35.6% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to higher deployments.

Servicing revenue increased $1.0 million or 500.0% in the period ended September 30, 2025 compared to September 30, 2024 due to continued organic growth.

Servicing expenses increased $0.2 million or 2.6% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to higher collections.

Overall net operating income increased $13.3 million or 51.8% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to increased deployments.

Latin America

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$28.3	$23.3	$5.0	21.5%
Total Revenue	$28.3	$23.3	$5.0	21.5%

Operating Expenses
Salaries and benefits	$0.4	$0.3	$0.1	33.3%
Servicing expenses	9.7	7.4	2.3	31.1%
Depreciation and amortization	—	—	—	0.0%
Professional fees	0.7	0.6	0.1	16.67%
Other selling, general and administrative	0.4	0.3	0.1	33.3%
Total Operating Expenses	$11.2	$8.6	$2.6	30.2%

Net Operating Income	$17.1	$14.7	$2.4	16.3%
Net operating income margin	60.4%	63.1%

Portfolio revenue increased $5.0 million or 21.5% in the period ended September 30, 2025 compared to September 30, 2024 primarily due to strong collection performance.

Servicing expense increased $2.3 million or 31.1% in the period ended September 30, 2025 compared to September 30, 2024 due to increased collections.

Overall net operating income increased $2.4 million or 16.3% in the period ended September 30, 2025 compared to September 30, 2024 due to strong collection performance.

Supplemental Performance Data as of September 30, 2025

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

We acquire portfolios and record them at the price paid at the time of acquisition. Beginning in 2022, with the adoption of CECL, we aggregate the acquired pools during the year such that during the year the blended effective interest rate will change to reflect new buying and additional cash flow estimates until the end of the respective year. Once the year is completed, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year of purchase, we typically allow pools to season before making any material adjustments to the estimated remaining collections (“ERC”s). Subsequent to the initial year, as we establish collection experience and confidence with a pool of accounts, we evaluate whether to update the annually aggregated ERC. These processes could cause the ratio of ERC to purchase price for any given year of buying to gradually change over time.

The numbers presented in the following tables represent collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, investors should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

PURCHASE PRICE MULTIPLES AS OF SEPTEMBER 30, 2025

Excludes Resale as Noted at Bottom

(in millions)

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	US Distressed
	2003-2016 (6)	$339.9	$1,010.2	$31.9	$1,042.1	3.07	x	2.28	x
	2017	55.3	168.0	20.5	188.5	3.41	x	2.36	x
	2018	76.2	208.4	33.5	241.9	3.17	x	2.70	x
	2019	94.8	265.4	21.4	286.8	3.03	x	2.29	x
Vintage	2020	74.1	177.8	44.6	222.4	3.00	x	2.20	x
	2021	73.1	114.7	47.9	162.6	2.23	x	1.97	x
	2022	142.1	153.9	127.7	281.5	1.98	x	2.00	x
	2023	337.6	311.4	462.1	773.5	2.29	x	2.11	x
	2024	481.5	383.0	635.4	1,018.4	2.11	x	1.98	x
	2025	238.5	42.1	500.9	543.1	2.28	x	2.28	x
	Total	$1,913.2	$2,834.8	$1,926.1	$4,760.9

	US Insolvency
	2003-2016 (6)	$235.8	$366.0	$0.3	$366.3	1.55	x	1.72	x
	2017	49.6	62.5	0.9	63.3	1.28	x	1.35	x
	2018	86.7	106.8	1.6	108.4	1.25	x	1.30	x
	2019	62.2	84.3	4.8	89.2	1.43	x	1.31	x
Vintage	2020	30.1	42.8	5.7	48.5	1.61	x	1.40	x
	2021	23.7	30.7	5.6	36.3	1.53	x	1.25	x
	2022	40.7	40.5	12.1	52.7	1.29	x	1.30	x
	2023	66.7	51.2	42.2	93.4	1.40	x	1.34	x
	2024	71.1	26.6	70.1	96.7	1.36	x	1.39	x
	2025	68.9	6.9	89.3	96.3	1.40	x	1.40	x
	Total	$735.6	$818.2	$232.7	$1,050.9

	UK Distressed & Insolvency
	2009-2016	$22.9	$61.2	$2.7	$63.9	2.80	x	1.94	x
	2017	0.8	3.9	0.6	4.5	5.43	x	1.90	x
	2018	3.1	11.8	4.6	16.4	5.32	x	2.20	x
	2019	7.1	18.0	4.6	22.6	3.19	x	1.91	x
Vintage	2020	13.1	26.9	8.4	35.3	2.69	x	1.74	x
	2021	19.4	26.0	12.0	38.0	1.96	x	1.67	x
	2022	18.9	26.9	20.9	47.8	2.53	x	2.22	x
	2023	26.7	29.1	40.6	69.7	2.61	x	2.08	x
	2024	29.4	15.3	36.6	51.9	1.77	x	1.70	x
	2025	10.7	1.4	22.0	23.4	2.18	x	2.18	x
	Total	$152.1	$220.4	$153.0	$373.4

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Canada Insolvency(7)
	2008-2016	$94.8	$187.3	$0.1	$187.4	1.98	x	1.67	x
	2017	26.3	48.5	0.2	48.7	1.85	x	1.53	x
	2018	40.9	85.4	0.8	86.1	2.10	x	1.80	x
	2019	34.7	68.5	1.5	69.9	2.02	x	1.72	x
Vintage	2020	29.3	52.2	2.2	54.5	1.86	x	1.60	x
	2021	23.7	35.2	5.2	40.4	1.71	x	1.62	x
	2022	18.5	19.6	8.1	27.7	1.50	x	1.47	x
	2023	38.8	26.4	29.5	55.9	1.44	x	1.35	x
	2024	61.9	18.4	72.8	91.2	1.47	x	1.38	x
	2025	92.7	12.2	120.1	132.3	1.43	x	1.43	x
	Total	$461.6	$553.7	$240.4	$794.1

	Canada Distressed(1)
	2008-2016	$57.5	$122.3	$3.9	$126.2	2.20	x	1.81	x
	2017	23.2	54.8	3.4	58.2	2.50	x	2.17	x
	2018	14.6	60.2	7.9	68.0	4.65	x	2.52	x
	2019	12.8	41.0	3.4	44.4	3.46	x	2.19	x
Vintage	2020	19.7	40.4	7.3	47.7	2.42	x	2.06	x
	2021	9.2	13.8	4.4	18.2	1.99	x	1.79	x
	2022	24.3	23.5	13.1	36.5	1.50	x	1.69	x
	2023	18.4	15.2	18.3	33.5	1.82	x	1.61	x
	2024	33.5	26.9	36.0	62.9	1.88	x	1.83	x
	2025	16.7	5.6	24.7	30.3	1.81	x	1.81	x
	Total	$229.9	$403.7	$122.2	$525.8

	Latin America Distressed
	2021	$7.9	$11.3	$8.3	$19.6	2.48	x	1.58	x
	2022	25.0	35.4	35.4	70.9	2.84	x	2.67	x
Vintage	2023	42.3	43.4	63.9	107.4	2.54	x	2.39	x
	2024	45.8	26.3	91.1	117.4	2.56	x	2.35	x
	2025	24.0	2.9	56.5	59.4	2.48	x	2.48	x
	Total	$145.0	$119.3	$255.3	$374.6

(1)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses.

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Total
	2003-2016 (6)	$750.8	$1,747.0	$38.9	$1,785.9	2.38	x	1.98	x
	2017	155.3	337.7	25.5	363.2	2.34	x	1.87	x
	2018	221.6	472.4	48.4	520.8	2.35	x	1.97	x
	2019	211.6	477.1	35.8	512.9	2.42	x	1.89	x
Vintage	2020	166.3	340.0	68.3	408.3	2.45	x	1.90	x
	2021	156.9	231.7	83.4	315.1	2.01	x	1.74	x
	2022	269.5	299.7	217.3	517.0	1.92	x	1.91	x
	2023	530.5	476.6	656.7	1,133.3	2.14	x	1.96	x
	2024	723.3	496.5	941.9	1,438.4	1.99	x	1.88	x
	2025	451.5	71.2	813.5	884.7	1.96	x	1.96	x
	Total	$3,637.4	$4,950.1	$2,929.7	$7,879.7
(1)	Includes the portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	For our non-U.S. amounts, historical period exchange rates are presented at the respective exchange rate for each collection period.
(4)	For our non-U.S. amounts, Total ERC is presented at the exchange rate as of September 30, 2025. .
(5)	The original estimated purchase price multiple represents the purchase price multiple at the end of the year of acquisition.
(6)	This vintage data excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and does not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(7)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses.

The following table illustrates collections from purchased receivables, total portfolio revenue for the nine months ended September 30, 2025 and investment in receivables, net as of September 30, 2025 and monthly EIR, by year of purchase:

RECEIVABLE PORTFOLIO FINANCIAL INFORMATION, BY YEAR OF PURCHASE(1) (in millions)

					As of
	Three Months Ended September 30, 2025				September 30, 2025
				Total
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$0.3	$0.3	$—	$0.3	$—	0.0%
2003 - 2019	8.2	7.6	(3.4)	4.2	40.0	6.1%
2020	2.4	3.1	(1.3)	1.8	10.4	9.9%
2021	2.9	2.6	(3.5)	(0.9)	25.6	3.2%
2022	9.4	5.8	(4.6)	1.2	79.8	2.3%
2023	36.7	21.6	(5.4)	16.2	277.6	2.5%
2024	82.6	41.6	14.8	56.4	338.0	3.3%
2025	22.1	16.7	6.8	23.5	242.1	2.6%
Subtotal	$164.6	$99.3	$3.4	$102.7	$1,013.5

US Insolvency
2003 - 2019	0.4	0.4	(1.1)	(0.7)	5.9	1.7%
2020	0.4	0.2	(0.3)	(0.1)	4.7	1.3%
2021	0.5	0.2	0.3	0.5	4.5	1.6%
2022	2.2	0.5	(0.1)	0.4	10.5	1.3%
2023	5.0	1.4	(0.5)	0.9	35.4	1.2%
2024	6.1	2.1	—	2.1	54.9	1.2%
2025	3.8	2.1	0.2	2.3	67.2	1.1%
Subtotal	$18.4	$6.9	$(1.5)	$5.4	$183.1

UK Distressed & Insolvency
2003 - 2019	$0.7	$0.6	$—	$0.6	$4.6	4.4%
2020	0.6	0.5	0.3	0.8	2.6	6.5%
2021	1.2	0.7	0.6	1.3	7.1	3.0%
2022	1.7	1.2	(0.4)	0.8	11.2	3.6%
2023	3.0	2.6	(1.6)	1.0	23.6	3.4%
2024	2.8	1.8	(0.4)	1.4	24.5	2.3%
2025	1.0	0.9	0.1	1.0	11.1	3.3%
Subtotal	$11.0	$8.3	$(1.4)	$6.9	$84.7

Canada Distressed
ZBA(2)	$0.3	$0.3	$—	$0.3	$—	0.0%
2020	1.6	1.4	0.1	1.5	3.4	12.7%
2021	0.3	0.2	—	0.2	1.7	4.3%
2022	0.7	0.6	(0.9)	(0.3)	7.0	2.8%
2023	0.8	0.8	(0.5)	0.3	10.7	2.6%
2024	3.2	1.8	(0.2)	1.6	21.2	2.6%
2025	2.9	0.9	0.5	1.4	14.5	2.3%
Subtotal	$9.8	$6.0	$(1.0)	$5.0	$58.5

Canada Insolvency
ZBA	$0.0	$0.0	$—	$0.0	$—	0.0%
2020	1.7	0.4	1.0	1.4	3.2	3.4%
2021	1.6	0.4	0.2	0.6	4.3	1.9%
2022	1.5	0.4	0.1	0.5	6.7	1.5%
2023	4.3	1.0	0.3	1.3	24.5	1.2%
2024	5.2	2.0	0.8	2.8	57.6	1.2%
2025	4.9	2.6	1.1	3.7	89.6	1.2%
Subtotal	$19.2	$6.8	$3.5	$10.3	$185.9

Latin America
2021	0.4	0.3	(0.1)	0.2	3.8	3.0%
2022	2.2	2.0	(0.2)	1.8	11.1	5.8%
2023	3.7	3.4	(1.5)	1.9	32.9	3.0%
2024	5.1	4.1	(0.4)	3.7	42.5	2.5%
2025	2.5	2.1	(0.3)	1.8	24.8	3.1%
Subtotal	$13.9	$11.9	$(2.5)	$9.4	$115.1

Grand Total	$236.8	$139.2	$0.5	$139.7	$1,640.8

					As of
	Nine Months Ended September 30, 2025				September 30, 2025
				Total
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$1.1	$1.1	$—	$1.1	$—	0.0%
2003 - 2019	28.3	26.0	(13.1)	12.9	40.0	6.1%
2020	8.9	10.3	(4.7)	5.6	10.4	9.9%
2021	10.5	8.7	(7.4)	1.3	25.6	3.2%
2022	32.6	19.1	(9.7)	9.4	79.8	2.3%
2023	115.2	69.6	(9.8)	59.8	277.6	2.5%
2024	309.1	137.7	40.5	178.2	338.0	3.3%
2025	41.9	31.7	13.8	45.5	242.1	2.6%
Subtotal	$547.6	$304.2	$9.6	$313.8	$1,013.5

US Insolvency
2003 - 2019	1.8	1.2	(3.2)	(2.0)	5.9	1.7%
2020	2.3	0.7	(1.5)	(0.8)	4.7	1.3%
2021	1.8	0.7	0.1	0.8	4.5	1.6%
2022	6.9	1.6	(0.6)	1.0	10.5	1.3%
2023	15.3	4.5	(1.1)	3.4	35.4	1.2%
2024	17.0	6.7	(1.9)	4.8	54.9	1.2%
2025	6.9	4.0	1.2	5.2	67.2	1.1%
Subtotal	$52.0	$19.4	$(7.0)	$12.4	$183.1

UK Distressed & Insolvency
2003 - 2019	$2.4	$1.9	(0.4)	1.5	4.6	4.4%
2020	1.8	1.5	0.2	1.7	2.6	6.5%
2021	3.5	1.9	1.8	3.7	7.1	3.0%
2022	5.1	3.9	(1.9)	2.0	11.2	3.6%
2023	9.5	7.8	(3.6)	4.2	23.6	3.4%
2024	8.2	5.4	(1.4)	4.0	24.5	2.3%
2025	1.4	1.5	0.2	1.7	11.1	3.3%
Subtotal	$31.9	$23.9	$(5.1)	$18.8	$84.7

Canada Distressed
ZBA(2)	$0.9	$0.9	$—	$0.9	$—	0.0%
2020	5.0	4.2	0.2	4.4	3.4	12.7%
2021	1.0	0.8	—	0.8	1.7	4.3%
2022	3.5	2.0	(0.4)	1.6	7.0	2.8%
2023	3.1	2.6	(1.5)	1.1	10.7	2.6%
2024	11.3	5.7	0.1	5.8	21.2	2.6%
2025	5.6	1.9	1.4	3.3	14.5	2.3%
Subtotal	$30.4	$18.1	$(0.2)	$17.9	$58.5

Canada Insolvency
ZBA	$0.2	$0.2	$—	$0.2	$—	0.0%
2020	6.3	1.2	5.1	6.3	3.2	3.4%
2021	5.2	1.2	0.3	1.5	4.3	1.9%
2022	5.2	1.2	0.6	1.8	6.7	1.5%
2023	12.4	3.2	1.0	4.2	24.5	1.2%
2024	13.7	6.2	3.4	9.6	57.6	1.2%
2025	12.2	5.7	1.9	7.6	89.6	1.2%
Subtotal	$55.2	$18.9	$12.3	$31.2	$185.9

Latin America
2021	1.2	1.0	(0.2)	0.8	3.8	3.0%
2022	5.9	5.8	(0.8)	5.0	11.1	5.8%
2023	10.4	10.5	(2.6)	7.9	32.9	3.0%
2024	15.9	12.0	0.1	12.1	42.5	2.5%
2025	2.9	3.0	(0.4)	2.6	24.8	3.1%
Subtotal	$36.3	$32.3	$(3.9)	$28.4	$115.1

Grand Total	$753.4	$416.8	$5.7	$422.5	$1,640.8
Note:

Not adjusted to include historical information from Canaccede Financial Group and its predecessor businesses. Results of Canaccede Financial Group and its predecessor businesses for deployments from prior to the date of our acquisition are consolidated in the 2020 vintage year.

(1)	Refers to revenue from zero basis accounts.

The following table illustrates historical collections, by year, on our portfolios.

COLLECTIONS, BY YEAR, BY YEAR OF PURCHASE  Excludes Resale as Noted at Bottom

(in millions)

		Purchase	2003 -
(in Millions)		Price (1)(2)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
	US Distressed
	2003-2016(3)(4)	$339.9	$679.3	$80.8	$66.8	$51.9	$41.1	$32.3	$21.4	$15.5	$13.1	$8.0	$1,010.2
	2017	55.3	—	16.2	30.5	27.0	28.5	25.2	16.3	11.2	8.2	5.0	168.0
	2018	76.2	—	—	21.6	45.9	45.4	41.0	24.7	14.2	10.3	5.2	208.4
	2019	94.8	—	—	—	26.8	74.8	62.3	44.5	28.6	18.3	10.1	265.4
Vintage	2020	74.1	—	—	—	—	26.5	60.9	37.2	26.0	18.2	9.0	177.8
	2021	73.1	—	—	—	—	—	23.1	37.8	24.8	18.3	10.5	114.7
	2022	142.1	—	—	—	—	—	—	16.5	55.1	49.6	32.7	153.9
	2023	337.6	—	—	—	—	—	—	—	48.4	147.7	115.2	311.4
	2024	481.5	—	—	—	—	—	—	—	—	73.3	309.7	383.0
	2025	238.5	—	—	—	—	—	—	—	—	—	42.1	42.1
	Total	$1,913.2	$679.3	$97.0	$118.9	$151.7	$216.2	$244.8	$198.4	$223.9	$357.1	$547.5	$2,834.8

	US Insolvency
	2003-2016(4)	$235.8	$289.8	$34.1	$19.8	$11.6	$5.7	$2.9	$1.1	$0.6	$0.4	$0.2	$366.0
	2017	49.6	—	9.3	19.6	14.4	9.2	6.1	2.6	0.8	0.4	0.2	62.5
	2018	86.7	—	—	16.0	34.9	23.8	17.1	9.7	3.6	1.1	0.4	106.8
	2019	62.2	—	—	—	7.0	23.2	19.8	16.2	11.0	6.1	1.0	84.3
Vintage	2020	30.1	—	—	—	—	3.5	10.5	10.8	9.0	6.7	2.3	42.8
	2021	23.7	—	—	—	—	—	8.9	10.1	6.3	3.5	1.8	30.7
	2022	40.7	—	—	—	—	—	—	5.4	16.4	11.8	6.9	40.5
	2023	66.7	—	—	—	—	—	—	—	12.7	23.2	15.3	51.2
	2024	71.1	—	—	—	—	—	—	—	—	9.6	17.0	26.6
	2025	68.9	—	—	—	—	—	—	—	—	—	6.9	6.9
	Total	$735.6	$289.8	$43.3	$55.4	$67.9	$65.3	$65.4	$55.8	$60.3	$62.8	$52.0	$818.2

	UK Distressed & Insolvency
	2009-2016	$22.9	$40.8	$5.5	$3.4	$2.6	$2.1	$2.2	$1.5	$1.3	$1.1	$0.6	$61.2
	2017	0.8	—	0.4	0.6	0.6	0.6	0.7	0.4	0.3	0.2	0.1	3.9
	2018	3.1	—	—	0.3	1.9	2.0	2.4	1.7	1.5	1.2	0.8	11.8
	2019	7.1	—	—	—	0.8	4.7	5.1	3.0	2.1	1.4	0.9	18.0
Vintage	2020	13.1	—	—	—	—	4.2	10.0	5.1	3.3	2.4	1.8	26.9
	2021	19.4	—	—	—	—	—	4.6	7.0	6.6	4.4	3.5	26.0
	2022	18.9	—	—	—	—	—	—	2.6	10.9	8.2	5.1	26.9
	2023	26.7	—	—	—	—	—	—	—	6.2	13.4	9.5	29.1
	2024	29.4	—	—	—	—	—	—	—	—	7.1	8.2	15.3
	2025	10.7	—	—	—	—	—	—	—	—	—	1.4	1.4
	Total	$152.1	$40.8	$5.8	$4.2	$5.9	$13.7	$24.9	$21.3	$32.3	$39.4	$32.0	$220.4

		Purchase	2003 -
		Price (1)(2)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
	CAD Insolvency(5)
	2008-2016	$94.8	$89.5	$31.8	$26.5	$20.5	$12.5	$5.0	$0.7	$0.4	$0.2	$0.2	$187.3
	2017	26.3	—	5.4	11.7	11.1	9.7	6.7	2.8	0.5	0.3	0.2	48.5
	2018	40.9	—	—	6.4	16.9	21.2	19.3	13.5	6.4	1.2	0.5	85.4
	2019	34.7	—	—	—	3.4	12.6	18.7	15.2	11.2	6.2	1.2	68.5
Vintage	2020	29.3	—	—	—	—	3.4	11.7	13.8	11.2	8.0	4.3	52.2
	2021	23.7	—	—	—	—	—	3.1	8.5	10.1	8.3	5.2	35.2
	2022	18.5	—	—	—	—	—	—	1.5	5.9	6.9	5.2	19.6
	2023	38.8	—	—	—	—	—	—	—	3.0	11.0	12.4	26.4
	2024	61.9	—	—	—	—	—	—	—	—	4.8	13.7	18.4
	2025	92.7	—	—	—	—	—	—	—	—	—	12.2	12.2
	Total	$461.6	$89.5	$37.2	$44.6	$51.9	$59.5	$64.6	$56.0	$48.5	$46.8	$55.0	$553.7

	CAD Distressed(5)(6)
	2008-2016	$57.5	$70.7	$13.3	$10.4	$7.9	$6.2	$5.2	$4.1	$2.5	$1.2	$1.0	$122.3
	2017	23.2	—	10.4	12.5	9.4	7.1	6.2	4.2	2.6	1.6	0.7	54.8
	2018	14.6	—	—	6.5	16.2	11.0	9.4	7.1	4.8	3.1	2.1	60.2
	2019	12.8	—	—	—	13.4	10.7	8.1	4.6	2.4	1.2	0.6	41.0
Vintage	2020	19.7	—	—	—	—	10.7	12.7	7.7	4.7	3.1	1.4	40.4
	2021	9.2	—	—	—	—	—	4.4	4.3	2.3	1.9	1.0	13.8
	2022	24.3	—	—	—	—	—	—	7.3	8.1	4.6	3.5	23.5
	2023	18.4	—	—	—	—	—	—	—	5.7	6.3	3.1	15.2
	2024	33.5	—	—	—	—	—	—	—	—	15.6	11.3	26.9
	2025	16.7	—	—	—	—	—	—	—	—	—	5.6	5.6
	Total	$229.9	$70.7	$23.7	$29.4	$46.8	$45.6	$45.9	$39.2	$33.2	$38.6	$30.5	$403.7

	LatAm Distressed
	2021	$7.9	$—	$—	$—	$—	$—	$0.8	$5.2	$2.3	$1.7	$1.2	$11.3
	2022	25.0	—	—	—	—	—	—	6.0	14.4	9.2	5.9	35.4
Vintage	2023	42.3	—	—	—	—	—	—	—	15.4	17.7	10.4	43.4
	2024	45.8	—	—	—	—	—	—	—	—	10.3	16.0	26.3
	2025	24.0	—	—	—	—	—	—	—	—	—	2.9	2.9
	Total	$145.0	$—	$—	$—	$—	$—	$0.8	$11.2	$32.0	$39.0	$36.3	$119.3

	Total
	2003-2015(4)	$750.8	$1,170.1	$165.4	$126.8	$94.5	$67.5	$47.6	$28.8	$20.3	$16.0	$10.0	$1,747.0
	2017	155.3	—	41.7	75.0	62.5	55.1	44.9	26.3	15.3	10.8	6.2	337.7
	2018	221.6	—	—	50.8	115.8	103.5	89.1	56.7	30.6	16.9	9.0	472.4
	2019	211.6	—	—	—	51.3	126.0	114.0	83.4	55.3	33.3	13.8	477.1
Vintage	2020	166.3	—	—	—	—	48.3	105.8	74.6	54.2	38.4	18.8	340.0
	2021	156.9	—	—	—	—	—	45.0	72.9	52.5	38.1	23.2	231.7
	2022	269.5	—	—	—	—	—	—	39.3	110.8	90.3	59.3	299.7
	2023	530.5	—	—	—	—	—	—	—	91.3	219.3	165.9	476.6
	2024	723.3	—	—	—	—	—	—	—	—	120.6	375.9	496.5
	2025	451.5	—	—	—	—	—	—	—	—	—	71.2	71.2
	Total	$3,637.4	$1,170.1	$207.0	$252.6	$324.2	$400.4	$446.4	$382.0	$430.2	$583.7	$753.4	$4,950.1
(1)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	U.S. Distressed excludes credit card collections from zero basis accounts associated with our Emblem Brand Credit Card, which totaled $0.0 million in the nine months ended September 30, 2025 and $0.1 million in the year ended December 31, 2024.
(4)	Excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and do not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(5)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses and excludes collections associated with recovering charged-off accounts in our credit card origination business.
(6)	Canada Distressed excludes collections from zero basis accounts associated with Fidem Finance, Inc., which totaled $0.0 million in the six months ended September 30, 2025 and $0.1 million in the year ended December 31, 2024.

Deployments

The following table displays our quarterly deployments for the periods indicated.

Deployments by Geography and Business Line

	Three Months Ended
	Sept 30	Sept 30
(in Millions)	2025	2024
US Distressed	$88.3	$51.3
US Insolvency	18.9	24.5
UK Distressed & Insolvency	4.1	4.7
Canada Insolvency	25.8	19.3
Canada Distressed	5.0	10.9
Latin America Distressed	8.9	12.7
Total Purchases	$151.0	$123.4

Liquidity and Capital Resources

We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of September 30, 2025, unrestricted cash and cash equivalents totaled $42.3 million. Of the unrestricted cash and cash equivalent balance as of September 30, 2025, $28.3 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. Management believes that the Company has sufficient liquidity available to meet our operating cash needs and obligations for the next twelve months and the foreseeable future.

As of September 30, 2025, we had approximately $1,182.6 million in borrowings outstanding, net of unamortized debt issuance costs with $825.0 million of availability under our Revolving Credit Facility (as defined herein) (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of September 30, 2025, the amount available to be drawn was $825.0 million. For more information, see Note 8 to our combined and condensed consolidated financial statements.

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

	Twelve months ended
	September 30,
(in Millions)	2025		2024
Total borrowings	$1,182.6		$948.0
Unamortized debt issuance costs	17.4		14.1
Unrestricted cash and cash equivalents	(42.3)		(18.3)
Net debt	$1,157.7		$943.8
Adjusted cash EBITDA	$753.3		$374.3
Leverage ratio (net debt / adjusted cash EBITDA)	1.54	x	2.52	x

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

We were in compliance with the covenants of our financing arrangements as of September 30, 2025. Financial covenants are important in determining the level of cash flow needed to maintain in relation to our ability to incur debt under our Revolving Credit Facility. If these financial covenants are not complied with, we would be in breach of our Revolving Credit Facility agreement if not cured through an additional pay down within the designated timeframe.

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

Set forth below is a reconciliation of adjusted cash EBITDA to net cash provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net cash provided by operating activities	$63.1	$7.7	$193.6	$90.9
Changes in prepaid expenses	(4.5)	20.4	1.5	23.1
Changes in accounts payable and accrued expenses	(8.0)	11.2	(26.2)	(4.6)
Provision for credit losses	(0.6)	(0.8)	(1.7)	(2.6)
Foreign exchange and other income (expense)	(2.0)	0.5	(5.5)	3.2
Cash interest paid	24.9	18.7	73.1	52.1
Provision for income taxes	7.2	2.4	24.1	6.2
Total portfolio revenue	(139.7)	(100.9)	(422.4)	(286.9)
Gross collections	236.8	145.1	753.4	410.2
Stock-based compensation	—	2.2	(8.0)	4.1
Canaccede exit incentive	0.1	—	1.0	—
Merger and acquisition and other one-time expenses(1)	2.4	0.2	11.4	2.5
Adjusted Cash EBITDA	$179.8	$106.7	$594.3	$298.2

(1)	Includes acquisition fees and expenses and one-time corporate legal expenses.

Revolving Credit Facility

On November 13, 2024, we amended our existing Revolving Credit Facility (as supplemented or otherwise modified from time to time, the “Revolving Credit Facility”) with Citizens Bank, N.A., as administrative agent, and the lenders from time-to-time party thereto. As amended, the Revolving Credit Facility provides for borrowings in an aggregate principal amount of $825.0 million (subject to compliance with a borrowing base and applicable debt covenants) and matures on April 26, 2028. In May 2025, we issued $500.0 million aggregate principal amount of 2030 Notes (as defined below) and used a majority of the proceeds therefrom, net of fees, to pay down the outstanding balance under the Revolving Credit Facility. As of September 30, 2025, there was $0.0 million aggregate principal amount of loans outstanding under the Revolving Credit Facility.

6.000% Senior Notes due 2026

On August 4, 2021, Jefferson Capital Holdings, LLC completed an offering of $300.0 million aggregate principal amount of 6.000% senior notes due 2026 (the “2026 Notes”) under an indenture (the “2026 Notes Indenture”), dated as of August 4, 2021, among Jefferson Capital, Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee. The 2026 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2026 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2026 Notes mature on August 15, 2026. As of September 30, 2025 there was $300.0 million aggregate principal amount of the 2026 Notes outstanding.

9.500% Senior Notes due 2029

On February 2, 2024, Jefferson Capital Holdings, LLC completed an offering of $400.0 million aggregate principal amount of 9.500% senior notes due 2029 (the “2029 Notes”) under an indenture (the “2029 Notes Indenture”), dated as of February 2, 2024, among Jefferson Capital Holdings, LLC the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2029 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. As of September 30, 2025, there was approximately $400.0 million aggregate principal amount of the 2029 Notes outstanding. The 2029 Notes mature on February 15, 2029.

8.250% Senior Notes due 2030

On May 2, 2025, Jefferson Capital Holdings, LLC completed an offering of $500.0 million aggregate principal amount of 8.250% senior notes due 2030 (the “2030 Notes”) under an indenture (the “New Notes Indenture”), dated as of May 2, 2025, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025.   As of September 30, 2025, there was approximately $500.0 million aggregate principal amount of the 2030 Notes outstanding.  The 2030 Notes mature on May 15, 2030.

Cash Flows Analysis for the Nine months Ended September 30, 2025 and 2024

The following table summarizes our cash flow activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
(in Millions)	September 30,		Increase	%
Total cash flow provided by / (used in)	2025	2024	(Decrease)	Change
Operating activities	$193.6	$90.9	$102.8	113.1%
Investing activities	(121.5)	(243.8)	122.3	(50.2)%
Financing activities	(59.0)	153.3	(212.3)	(138.5)%
Exchange rate effects on cash balances held in foreign currencies	(5.3)	0.5	(5.8)	(1,168.7)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$7.8	$0.8	$7.0	836.4%

Operating Activities

The change in our cash flows from operating activities in the nine months ended September 30, 2025 was primarily due to collections recognized as revenue offset by cash paid for operating expenses, interest, and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for credit losses and depreciation and amortization and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments. Net cash provided by operating activities increased $102.8 million, or 113.1%, when compared to the nine months ended September 30, 2024.

Investing Activities

Cash used in investing activities is normally driven by purchases of investments in receivables. Cash provided by investing activities is mainly driven by collections applied to investments in receivables.

The change in our cash flow from investing activities increased $122.3 million in the nine months ended September 30, 2025, primarily due to increased collections applied to investment in receivables of $207.7 million when compared to the nine months ended September 30, 2024.

Financing Activities

Cash from financing activities is normally provided by draws on our credit facility and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our credit facility.

The change in our cash flow from financing activities decreased $212.3 million, primarily due to payments on our borrowings under our credit facility compared to the nine months ended September 30, 2024.

Contractual Obligations

Our contractual obligations as of September 30, 2025 were as follows:

		Less Than	1 - 3	4 - 5	More Than
(in millions)	Total	1 Year	Years	Years	5 Years
Operating leases	$5.5	$0.3	$3.5	$1.1	$0.6
Revolving credit (1)	—	—	—	—	—
Notes payable (2)	1,535.5	395.8	158.5	981.3	—
Purchase commitments (3)	316.4	272.8	43.6	—	—
Other liabilities	9.0	—	9.0	—	—
Total	$1,866.4	$668.9	$214.5	$982.4	$0.6

(1)	Includes estimated interest and unused line fees due on our revolving credit facility and assumes that the outstanding balance on such facility remain constant from the September 30, 2025 balance to maturity.
(2)	Includes scheduled interest and principal payments on the 2026 Notes, 2029 Notes and 2030 Notes.
(3)	Reflects the expected remaining amount to be purchased under forward flow and other contracts for the purchase of receivable portfolios.

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

The following table summarizes the impact of a hypothetical 1% decrease and increase in ERC as of September 30, 2025 and 2024 on total portfolio revenue and income before taxes:

			1% Reduction in ERC			1% Increase in ERC
					Impact on			Impact on
		Portfolio		Portfolio	Income		Portfolio	Income
($ in Millions)	ERC	Revenue	ERC	Revenue	Before Taxes	ERC	Revenue	Before Taxes
2025	$2,929.7	$531.4	$2,900.4	$507.1	$(24.3)	$2,958.9	$555.7	$24.3
2024	$2,306.8	$359.1	$2,283.7	$340.2	$(18.9)	$2,329.8	$378.0	$18.9

Allowance for Credit Losses

We maintain an allowance for credit losses that represents management’s current estimate of expected credit losses inherent in our credit card receivables portfolio as of each balance sheet date. The allowance for credit losses was $1.8 million as of September 30, 2025, compared to $1.9 million as of September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk from borrowings on our Revolving Credit Facility, as well as our interest-bearing deposits. As such, our combined and condensed consolidated financial results are subject to fluctuations due to changes in market interest rates. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $0.0 million as of September 30, 2025.

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

Concentration Risk

A substantial percentage of our purchases are concentrated with a few large sellers. For the nine months ended September 30, 2025 and 2024, our five largest clients together accounted for 39.9% and 38.7% of our deployments, respectively, with the top client representing 11.1% and 12.4% of purchases for the same periods, respectively.

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

In addition, we enter into forward flow purchase agreements with our customers on a regular basis, which provides pricing and contractual certainty and mitigates the risk of unforeseen client loss. As of September 30, 2025, we had $316.4 million of total committed forward flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our ability to realize the anticipated benefits of the Conn’s Portfolio Purchase depends on our ability to collect the unsecuritized loans and credit card receivables we acquired. The portfolios acquired could underperform relative to our expectations or not perform in accordance with our anticipated timetable, either of which could result in an impairment charge. We may also find that the operating expenses we incur to make our expected collections of the Conn’s Portfolios exceed our forecast. We could experience higher expenses than we anticipate from the 197 FTE we hired from Conn’s, should we encounter difficulties integrating these FTEs into our workforce, as well as from the vendor contracts we entered into or from the new operating site in San Antonio, Texas. Any one of these factors could adversely impact our financial results. There are 100 FTE remaining as of September 30, 2025.

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

The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. For example, in March 2025, the Trump administration implemented a 25% additional tariff on imports from Canada and Mexico, which have since been adjusted, and a 10% additional tariff on imports from China, which has since been increased. To date, several governments, including those of Canada, Mexico, the European Union and China have imposed tariffs on certain goods imported from the United States. The Trump administration has since that date implemented, and it is possible it will continue to implement, additional tariffs on imports from the same or other countries and such countries will implement reciprocal tariffs on imports from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” that could indirectly affect service businesses involved in debt purchasing and collections on charged-off consumer accounts. While these tariffs primarily target goods, and the accounts we purchase would not be covered, the broader economic implications may influence consumer behavior and financial stability, thereby impacting the debt purchasing and collection industries. Potential impacts include:

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

We may incur a substantial amount of debt in the future. As of September 30, 2025, we had total consolidated indebtedness of $1,182.6 million, which was comprised of $300.0 million outstanding principal amount of the 2026 Notes (as defined herein), $400.0 million outstanding principal amount of the 2029 Notes (as defined herein), $500.0 million outstanding principal amount of 2030 Notes. As of September 30, 2025, the amount available to be borrowed under the Revolving Credit Facility, subject to borrowing base restrictions, was $825.0 million, all of which if borrowed would be secured. Our management team considers a number of factors when evaluating our level of indebtedness and when making decisions about incurring any new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets and the Company as a whole, to generate cash flow to cover the expected debt service.

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

Our ability to generate sufficient cash flow from operations to make scheduled payments on our debt obligations will depend on our current and future financial performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In the future, we may fail to generate sufficient cash flow from the collection of nonperforming loans to meet our cash requirements. Further, our capital requirements may vary materially from those currently planned if, for example, our collections do not reach expected levels, we have to incur unforeseen expenses, we invest in acquisitions or make other investments that we believe will benefit our competitive position. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timeliness and amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Furthermore, our ability to refinance would depend upon the condition of the finance and credit markets. Additionally, on October 1, 2025, the U.S. government shut down and certain regulatory agencies, such as the SEC, have had to furlough government employees and stop critical activities. If a prolonged government shutdown occurs, it could impact our ability to access the public markets and obtain necessary capital in order to properly fund our operations. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would materially affect our business, financial condition or results of operations and may delay or prevent the expansion of our business.

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

As of September 30, 2025, the JCF Stockholders control approximately 67.6% of the voting power for our common stock. As such, the JCF Stockholders control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of the board of directors and all other corporate decisions. Even when the JCF Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as the JCF Stockholders continue to own a significant percentage of our stock, the JCF Stockholders will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the JCF Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the JCF Stockholders continue to own a significant percentage of our stock, the JCF Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

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

We have paid and intend to continue to pay quarterly cash dividends beginning in the third quarter of 2025 and also may consider share repurchase programs in the future to supplement our dividend policy. Our intent to pay quarterly dividends and potentially repurchase our shares is subject to capital availability and periodic determinations by our board of directors that such actions are in the best interest of our stockholders. Future dividends and share repurchases may be affected by, among other factors that our board of directors may deem relevant, our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to payment of future dividends, restrictions imposed by Delaware law and general business conditions. Our policies regarding dividend payments and share repurchases may change from time to time, and there can be no assurance that we will pay any dividends to holders of our common stock or repurchase any shares of our common stock, or as to the amount of any such dividends or repurchases. Therefore, any return on investment in our common stock may depend solely upon the appreciation of the price of our common stock on the open market, which may not occur. Additionally, any reduction or suspension in our dividend payments could have a negative effect on our stock price.

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

We have reserved approximately 6,418,775 shares of our common stock for future equity grants under the 2025 Plan, which includes the 477,542 options to purchase shares of our common stock that we have granted in connection or since the IPO. We may issue additional restricted securities or register additional shares of our common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of our common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

All shares of common stock issued and sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-287488), which was declared effective by the SEC on June 25, 2025.

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

None.

(c)	Insider trading arrangements and policies

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Jefferson Capital, Inc.	S-1/A	333-287488	3.2	6/24/2025
3.2	Amended and Restated Bylaws of Jefferson Capital, Inc.	S-1/A	333-287488	3.2	6/24/2025
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-287488	4.1	6/13/2025
4.2	Indenture, dated as of August 4, 2021, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	S-1	333-287488	4.2	5/21/2025
4.3	Form of 6.000% Senior Notes due 2026 (included in Exhibit 4.2)	S-1	333-287488	4.3	5/21/2025
4.4	Indenture, dated as of February 2, 2024, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.4	5/21/2025
4.5	Form of 9.500% Senior Notes due 2029 (included in Exhibit 4.4).	S-1	333-287488	4.5	5/21/2025
4.6	Indenture, dated as of May 2, 2025, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.6	5/21/2025
4.7	Form of 8.250% Senior Notes due 2030 (included in Exhibit 4.6).	S-1	333-287488	4.7	5/21/2025
4.8	Stockholders Agreement	10-Q	001-42718	4.8	8/14/2025
10.1†	Asset Purchase Agreement, as of October 27, 2025					*

10.2	Amendment to the Credit Agreement, as of October 27, 2025	*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 99.1)	*

*Filed herewith

**Furnished herewith

† Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 14, 2025

Jefferson Capital, Inc.

By:	/s/ David Burton
Name:	David Burton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christo Realov
Name:	Christo Realov
Title:	Chief Financial Officer
(Principal Financial Officer)