Form 10-K
period 2025-12-31
Jefferson Capital, Inc. / DE
filed 2026-03-13
CIK 2046042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $316.0 million based on the closing sale price as reported on the Nasdaq Global Select Market. As of March 12, there were 55,329,124 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm ID: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

BASIS OF PRESENTATION

Except as otherwise indicated or as the context otherwise requires, all references in this Annual Report on Form 10-K (the “Annual Report”) to the “Company,” “we,” “our,” and “us” and similar terms refer to Jefferson Capital, Inc., a Delaware corporation, together with its subsidiaries. Unless otherwise indicated, all references to our financial information are to the combined and consolidated financial information of the Company and references to “dollars” and “$” in this Annual Report are to, and amounts are presented in, U.S. dollars. Financial data as of and for the years ended December 31, 2025 and December 31, 2024, relate to financial information of the Company on a combined and consolidated basis.  All amounts referred to in the combined and consolidated financial statements have been rounded to the nearest thousandth, unless otherwise stated.  All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Special Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements and are based on the information available to, and assumptions and estimates made by, management as of the date hereof. These forward-looking statements cover, among other things, future economic conditions and the anticipated future revenue, expenses, financial condition, asset quality, capital and liquidity levels, plans, prospects and operations of Jefferson Capital, Inc. Forward-looking statements often use words such as “anticipates,” “targets,” “expects,” “hopes,” “estimates,” “projects,” “forecasts,” “intends,” “plans,” “goals,” “believes,” “continue” and other similar expressions or future or conditional verbs such as “will,” “may,” “might,” “should,” “would” and “could.”

Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those set forth in forward-looking statements. Factors that may materially affect such forward-looking statements include those described under the sections in this Annual Report entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report, also could adversely affect Jefferson Capital, Inc.’s results, and the reader should not consider these risks to be a complete set of all potential risks or uncertainties. Readers are cautioned not to place undue reliance on any forward-looking statements. Forward-looking statements speak only as of the date hereof, and Jefferson Capital, Inc. undertakes no obligation to update them in light of new information or future events, except as required by applicable law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Summary Risk Factors

Investing in our common stock involves substantial risk. Our ability to execute our strategy is also subject to certain risks. The risks described under the heading “Risk Factors” in this Annual Report may cause us not to realize the full benefits of our strengths or may cause us to be unable to successfully execute all or part of our strategy. Some of the most significant challenges and risks we face include the following:

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

Part 1.

Item 1. Business

1.Organization and Description of Business

The accompanying combined and consolidated financial statements include the combined and consolidated results of operations of Jefferson Capital, Inc., and its subsidiaries (the “Company”). Jefferson Capital, Inc. is a Delaware corporation headquartered in Minneapolis, Minnesota.

The Company and its subsidiaries in the U.S., Canada, the U.K and Latin America, provide debt recovery solutions and other related services across a broad range of consumer receivables, including credit card, secured and unsecured automotive, utilities, telecom, and other receivables. The Company primarily purchases portfolios of consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Previously charged-off receivables include receivables subject to bankruptcy proceedings. The Company also provides debt servicing and other portfolio management services to credit originators for non-performing loans. Through credit card acquisition programs, the Company earns credit card revenue. All deployments are purchased from independent third parties.

The Company purchases portfolios of receivables from a diverse client base, including Fortune 500 creditors, banks, fintech origination platforms, telecommunications providers, credit card issuers, and auto finance companies. The Company’s top five clients accounted for 45.2% and 55.3%, with the top client representing 23.6% and 32.8% of purchases for the years ended December 31, 2025 and 2024, respectively. For credit card receivables, the Company purchases from two issuers.

Initial Public Offering June 2025

In June 2025, the Company completed its initial public offering (“IPO”), in which the selling shareholders sold 10,875,000 shares after giving effect to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share. The Company also issued and sold 625,000 shares of its common stock in the IPO, which resulted in net proceeds of $4.5 million after deducting the underwriting discounts and commissions. Prior to the IPO, our business operations were generally conducted through Jefferson Capital Holdings, LLC, and its subsidiaries. JCAP TopCo, LLC is a holding company and the direct parent of Jefferson Capital Holdings, LLC. JCAP TopCo, LLC was owned by (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, and (iii) former equity holders of Canaccede Financial Group, Ltd. (“Canaccede”).

Following a series of transactions that we refer to collectively as the “Reorganization,” Jefferson Capital, Inc. became a holding company with no material assets other than 100% of the equity interests in JCAP TopCo, LLC, which is held by Jefferson Capital, Inc. both directly and indirectly through other wholly-owned holding companies that have no material assets other than direct or indirect equity interests in JCAP TopCo, LLC. JCAP TopCo, LLC remains a holding company with no material assets other than 100% of the equity interests in Jefferson Capital Holdings, LLC. Jefferson Capital, Inc. also succeeded to federal Net Operating Losses (NOLs), state NOLs and tax credit carryforwards under Section 381 of the Code as a result of its acquisition in the Reorganization of certain affiliated corporations that held direct or indirect equity interests in JCAP TopCo, LLC. As indirect parent of Jefferson Capital Holdings, LLC, following the Reorganization, Jefferson Capital, Inc. operates and controls all of the business and affairs, and consolidates the financial results of, Jefferson Capital Holdings, LLC, and its subsidiaries. To effect the Reorganization, the then-current direct and indirect owners of JCAP TopCo, LLC, including (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, an entity through which employees of JCAP TopCo, LLC and its subsidiaries and certain of our directors held equity interests, and (iii) former equity holders of Canaccede, exchanged their direct and indirect interests in JCAP TopCo, LLC for shares of our common stock. We refer to the entities affiliated with J.C. Flowers, members of Management Invest, LLC and former stockholders of Canaccede who own shares of our common stock following the Reorganization and the IPO as the “JCF Stockholders,” “Management Stockholders” and “Former Canaccede Stockholders,” respectively. As a result of the Reorganization and after giving effect to the completion of the IPO at the initial public offering price of $15.00 per share, as of December 31, 2025:

●	the investors in the IPO collectively own 18.1% of our common stock;
●	the JCF Stockholders collectively own 67.6% of the outstanding shares of our common stock. Following quarter end, we executed a follow-on equity offering, which reduced the ownership of JCF Stockholders to 53.1%. The company repurchased $58.9 million of stock to support that transaction;
●	the Management Stockholders collectively own 14.3%;
●	The number of shares of common stock received by the JCF Stockholders, the Former Canaccede Stockholders and the Management Stockholders in exchange for the 132,828,019 Class A Units and Class C Units of JCAP TopCo, LLC outstanding immediately prior to the Reorganization was based on an exchange ratio of one share of our common stock for every 2.4150549 interests in JCAP TopCo, LLC (the “Exchange Ratio”), resulting in an aggregate of 55,000,000 shares of our common stock being issued in exchange for such Class A Units and Class C units.

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

Business Model

Portfolio Purchasing

We purchase portfolios of nonperforming loans, and occasionally those that are performing but with significant credit deterioration, through either single portfolio transactions, referred to as spot sales, or through the pre-arranged purchase of multiple portfolios at regular intervals, referred to as forward flow sales. Under a forward flow contract, we agree to purchase statistically similar nonperforming loan portfolios from credit grantors on a periodic basis at a pre-negotiated price over a specified time period, generally from six months to a year.

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

Bluestem Receivables Asset Acquisition

On October 29, 2025, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with BLST Holding Company LLC, BLST Operating Company, LLC, BLST FinCo, LLC and BLST FinCo SubCo, LLC (collectively, “Bluestem”). On December 4, 2025, pursuant to the terms and conditions of the Purchase Agreement, we completed the portfolio acquisition of credit card assets from Bluestem (the “Acquisition”). We do not intend to pursue ongoing originations through the Bluestem platform, and the Acquisition did not include any Bluestem retail operations or assets. The net purchase price for the portfolio was $196.3 million and the estimated remaining collections associated with the portfolio are $295.6 million.

Deployments and Collections

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

Deployments

Our deployments are a mix of spot sales and forward flow agreements. The timing, contract duration and volumes for each contract can fluctuate leading to variation when compared to prior years. The average purchase price, as a percentage of face value, varies from year to year depending on, among other factors, the type and quality of the accounts purchased and the length of time from charge-off to the time we purchase the portfolios.

The average purchase price as a percentage of face value is higher for newly charged-off portfolios as compared to more seasoned portfolios because newly charged-off portfolios generally have higher liquidation rates. Similarly, portfolios consisting of paying accounts tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. As a result, in years that we purchase a higher percentage of newly charged-off assets or paying portfolios, we expect that our purchase price as a percentage of face value would be higher than would be in years where a higher ratio of seasoned paper or non-paying portfolios were purchased.

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

Seasonality

Our business typically experiences its busiest season in terms of deployments in the fourth quarter of the year. Banks and other credit originators prefer to cleanse their balance sheets of unwanted accounts before year end, and if a gain can be recorded from the sale of accounts that were written off, our clients may also prefer to realize that gain before year end. In our Canadian business, most major banks use an October fiscal year end, and we may experience the same phenomenon in terms of deployment timing at the beginning of our fourth quarter that we experience in December, in our other markets.

By contrast, the strongest months for collections, particularly in the United States, correspond to the period from February to the middle of April, due to the timing of income tax refund checks resulting in higher collections and recoveries as consumers are more likely to use their excess cash to pay off old debts.

Competition

We face bidding competition in our purchase of nonperforming loans and in obtaining placements for our fee-based businesses. Our primary competitors in our purchased portfolio business are other purchasers of debt that manage their own nonperforming loans or outsource such servicing. Some smaller competitors occasionally bid for portfolios as well, although middle market debt buyers have come under capital constraints recently and as result have reduced their purchasing activity. In some of our asset classes, we do not believe we have any significant competitors, and our growth strategy is not to take market share away from other debt buyers, but rather to unlock debt sales of portfolios which are currently serviced internally.

In Canada, there are a number of smaller market participants, including hedge funds and collection agencies, purchase portfolios sporadically or operate regionally. In the United Kingdom, there are a handful of large debt buyers that focus on the high street banks, but our focus is on utilities and telecom and point-of-sale installment loans. In Latin America, we face competition from mainly smaller local players, which vary from country to country. We believe that in some markets, such as the Caribbean, there are few or no active competitors, but also few credit grantors that choose to sell in those markets.

Our primary competitors in our fee-based business are providers of outsourced receivables management services. Regulatory complexity and burdens, strict privacy laws in the case of Canada and the United Kingdom, combined with seller preference for experienced portfolio purchasers, create significant barriers to successful entry for new competitors. In the United Kingdom, there are no significant competitors to ResolveCall for consumer reconnection services nationally.  While both markets remain competitive, the contingent fee industry is more fragmented than the purchased portfolio industry.

We also compete on the basis of reputation, industry experience, compliance practices and performance. We believe that our competitive strengths include:

●	our disciplined and proprietary underwriting process;
●	the extensive data set we have developed since our founding in 2002;
●	our ability to analyze and bid on portfolios at appropriate prices;
●	our capital position;
●	our reputation from previous portfolio purchase transactions;
●	our ability to close transactions in a timely fashion;
●	our strong relationships with credit grantors;
●	quality customer service while complying with applicable collection laws; and
●	our ability to efficiently and effectively collect on various asset types.

Human Capital

Commitment to Values and Ethics

Our approach to attract, hire and retain talented employees is firmly grounded in our belief in doing the right thing for all of our stakeholders, most notably consumers. By promoting a culture of treating others fairly, maintaining a commitment to ethics and working collaboratively with others, we believe we can effectively attract, develop and retain talent to help execute our strategy. In support of these values, we offer competitive pay and bonus opportunities, health and wellness benefits and retirement plans. We support the well-being of our employees with market-competitive pay and benefits while also investing in their growth and development. We also employ employee engagement best practices to improve our work experience. We believe that our relations with our employees across our organization are positive, and none of our employees are represented by a union or covered by a collective bargaining agreement.

As of December 31, 2025, we had 1,120 FTE in nine offices, located in Minneapolis, Minnesota; Sartell, Minnesota; Denver, Colorado; Basingstoke, United Kingdom; Paisley, United Kingdom; London, United Kingdom; London, Ontario; Toronto, Ontario; and Bogotá, Colombia.

Government Regulation

We are subject to a variety of federal, state, local and international laws that establish specific guidelines and procedures that debt collectors must follow when collecting customer accounts, including laws relating to the collection, use, retention, security and transfer of personal information. It is our policy to comply with applicable federal, state, local and international laws in all our activities even though there are inconsistencies between jurisdictions and frequent changes in these laws and regulations, including their interpretation and application. Our failure to comply with these laws could result in enforcement action against us, the payment of significant fines and penalties, restrictions upon our operations or our inability to recover amounts owed to us.

Significant laws and regulations in the United States applicable to our business include the following:

U.S. Regulations

●	Fair Debt Collection Practices Act (as amended, the “FDCPA”), and similar state laws, which impose certain obligations and restrictions on the practices of debt collectors, including specific restrictions regarding the time, place and manner of the communications.
●	Fair Credit Reporting Act (as amended, the “FCRA”), and similar state laws, which obligate credit information providers to verify the accuracy of information provided to credit reporting agencies and investigate consumer disputes concerning the accuracy of such information.
●	Equal Credit Opportunity Act, which, among other things, prohibits discrimination in the extension of credit on the basis of any protected category, such as age, race, color, sex, religion, marital status, national origin, receipt of public assistance or the exercise of any right under the Consumer Credit Protection Act.
●	Truth-in-Lending Act, and similar state laws, which, among other things, requires certain disclosures to borrowers regarding the terms of their contracts.
●	Gramm-Leach-Bliley Act (as amended, the “GLBA”), which requires that certain financial institutions, including collection agencies, develop policies to protect the privacy and security of consumers’ nonpublic personal information, including by providing notices to consumers advising them of their privacy policies and instituting safeguards to protect the security of consumers’ nonpublic personal information.
●	Electronic Funds Transfer Act, which regulates electronic fund transfer transactions, including a consumer’s right to stop payments on a pre-approved fund transfer and right to receive certain documentation of the transaction.
●	Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (as amended, the “CAN-SPAM Act”), Telephone Consumer Protection Act of 1991 (as amended, the “TCPA”) and Telemarketing Sales Rule, which, along with similar state laws, place certain restrictions and requirements on the manner and content of email and telephone communications, and place certain restrictions on users of certain automated dialing equipment and pre-recorded messages that place telephone calls to consumers.

●	Servicemembers Civil Relief Act, which gives United States military service personnel relief from credit obligations they may have incurred prior to entering military service and may also apply in certain circumstances to obligations and liabilities incurred by a servicemember while serving on active duty.
●	Health Insurance Portability and Accountability Act, which provides standards to protect the confidentiality of patients’ personal healthcare and financial information in the United States.
●	U.S. Bankruptcy Code, which prohibits certain contacts with consumers after the filing of bankruptcy petitions and dictates what types of claims will or will not be allowed in a bankruptcy proceeding including how such claims may be discharged.
●	Americans with Disabilities Act, which requires that telecommunications companies operating in the United States take steps to ensure functionally equivalent services are available for their consumers with disabilities, and requires accommodation of consumers with disabilities, such as the implementation of telecommunications relay services.
●	U.S. Foreign Corrupt Practices Act (as amended, the “FCPA”), United Kingdom Bribery Act (“U.K. Bribery Act”) and similar laws. Our operations outside the United States are subject to various United States and international laws and regulations, such as the FCPA and the U.K. Bribery Act, which prohibit corrupt payments to governmental officials and certain other individuals. The FCPA prohibits United States companies and their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in order to obtain an unfair advantage or help obtain or retain business. Although similar to the FCPA, the U.K. Bribery Act is broader in scope and covers bribes given to or received by any person with Improper Intent.
●	Economic sanctions regulations. Our operations outside the United States are subject to various United States and international laws and regulations relating to financial sanctions and trade embargoes administered and enforced by the U.S. government, including OFAC and the U.S. Department of State; the United Nations Security Council; the European Union and its member states; and the United Kingdom. These laws and regulations prohibit transactions or dealings, direct or indirect, with countries and regions (and their governments) that are the target of comprehensive sanctions. The laws and regulations also prohibit dealings or transactions with individuals on certain denied persons lists, such as OFAC’s Specially Designated Nationals and Blocked Persons List, or any person 50% or more owned by persons on such lists.
●	Dodd-Frank Wall Street Reform and Consumer Protection Act (as amended, the “Dodd-Frank Act”), Federal Trade Commission Act (as amended, the “FTCA”), and similar state laws. The Dodd-Frank Act restructured the regulation and supervision of the financial services industry in the United States and created the Consumer Financial Protection Bureau (the “CFPB”), an agency responsible for administering and enforcing the laws and regulations for consumer financial products and services. The CFPB has rulemaking, supervisory and enforcement authority over larger consumer debt collectors. The Dodd-Frank Act, prohibits unfair, deceptive, or abusive acts or practices, FTCA prohibits unfair or deceptive acts or practices, and the U.S. Federal Trade Commission’s (the “FTC”) Holder-in-Due-Course Rule, permits borrowers of certain loans to assert any claims and defenses that they would have against the originator of such loans against a subsequent purchaser of such loans. Similar state laws prohibit unfair, deceptive, abusive and/or unconscionable trade practices.

The Dodd-Frank Act was adopted to reform and strengthen regulation and supervision of the U.S. financial services industry. It contains comprehensive provisions governing the oversight of financial institutions, some of which apply to us. Among other things, the Dodd-Frank Act established the CFPB, which has broad authority to implement and enforce “federal consumer financial law,” as well as authority to examine financial institutions, including credit issuers that may be sellers of receivables and debt buyers and collectors such as us, for compliance with federal consumer financial law. The CFPB has broad authority to prevent unfair, deceptive, or abusive acts or practices by issuing regulations or by using its enforcement authority without first issuing regulations. State Attorneys General and state financial regulators have authority to enforce the Dodd-Frank Act’s general prohibitions against unfair, deceptive, or abusive acts or practices, as well as state specific prohibitions against unfair or deceptive acts or practices. Additionally, the FTCA prohibits unfair and deceptive acts or practices in connection with a trade or business and gives the FTC enforcement authority to prevent and redress violations of this prohibition.

The Dodd-Frank Act also gave the CFPB supervisory and examination authority over a variety of institutions that may engage in debt collection, including us. Accordingly, the CFPB is authorized to supervise and conduct examinations of our business practices. The prospect of supervision has increased the potential consequences of noncompliance with federal consumer financial law.

The CFPB can conduct hearings, adjudication proceedings, and investigations, either unilaterally or jointly with other state and federal regulators, to determine if federal consumer financial law has been violated. The CFPB has authority to impose monetary penalties for violations of applicable federal consumer financial laws (including the Dodd-Frank Act, the FDCPA and the FCRA, among other consumer protection statutes), require remediation of practices, and pursue enforcement actions. The CFPB also has authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief), costs, and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations. The CFPB has been active in its supervision, examination and enforcement of financial services companies, including bringing enforcement actions, imposing fines and mandating large refunds to customers of several financial institutions for practices relating to debt collection practices.

The CFPB and the FTC continue to devote substantial attention to debt collection activities, and, as a result, the CFPB and the FTC have brought multiple investigations and enforcement actions against debt collectors for violations of the FDCPA and other applicable laws. Continued regulatory scrutiny by the CFPB and the FTC over debt collection practices may result in additional investigations and enforcement actions against the debt collection industry.

In October 2020, the CFPB issued final rules in the form of new Regulation F to implement the Fair Debt Collection Practices Act, which rules restate and clarify prohibitions on harassment and abuse, false or misleading representations, and unfair practices by debt collectors when collecting consumer debt. The rules included provisions related to, among other things, the use of newer technologies (text, voicemail and email) to communicate with consumers and limits relating to telephonic communications. In December 2020, the CFPB also issued an additional debt collection final rule focused on consumer disclosures. This final rule amended Regulation F to provide additional requirements regarding validation information and disclosures provided at the outset of debt collection communications, prohibit suits and threats of suits regarding time-barred debt, and identify actions that must be taken before a debt collector may report information about a debt to consumer reporting agencies. The rules became effective on November 30, 2021. The rules have not had a material incremental effect on our operations.

In addition, the CFPB has issued guidance in the form of bulletins on debt collection and credit furnishing activities generally, including one that specifically addresses representations regarding credit reports and credit scores during the debt collection process, another that focuses on the application of the Dodd-Frank Act’s prohibition of unfair, deceptive, or abusive acts or practices on debt collection and another that discusses the risks that in-person collection of consumer debt may create in violating the FDCPA and Dodd-Frank Act. The CFPB also accepts debt collection consumer complaints and has released template letters for consumers to use when corresponding with debt collectors. The CFPB makes publicly available its data on consumer complaints. The Dodd-Frank Act also mandates the submission of multiple studies and reports to Congress by the CFPB, and CFPB staff regularly make speeches on topics related to credit and debt. All of these activities could trigger additional legislative or regulatory action. In addition, the CFPB and FTC have has engaged in enforcement activity in sectors adjacent to our industry, impacting credit originators, collection firms, and payment processors, among others. The CFPB’s and FTC’s enforcement activity in these spaces, especially in the absence of clear rules or regulatory expectations, can be disruptive to third parties as they attempt to define appropriate business practices. As a result, certain commercial relationships we maintain may be disrupted or impacted by changes in third-parties’ business practices or perceptions of elevated risk relating to the debt collection industry.

In addition, on June 11, 2024, the CFPB proposed a rule related to medical bills and credit reports. Among other things, the rule prohibits certain activities of debt collectors related to collection of medical debt, including prohibiting reporting to credit reporting agencies certain medical debt. During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and a federal circuit court’s decision allowing the staffing cuts to continue is currently held in abeyance while the plaintiffs file a petition for rehearing. The effects of these developments on financial organizations subject to CFPB regulation and supervision, including Jefferson Capital, Inc., is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators. Any new rules may have a material incremental effect on our operations.

In addition, state consumer protection laws also impose substantial requirements on servicers involved in consumer finance. Additionally, Congress, states, localities and regulatory agencies could introduce new regulations or further regulate the consumer credit industry in ways that make it more difficult or costly for the servicer to collect payments on the receivables. Any such changes in the regulatory application or judicial interpretation of the laws and regulations applicable to financial institutions also could impact the manner in which the servicer conducts its business and adversely affect its ability to collect and service the receivables. We cannot determine with any degree of certainty whether any such legislative or regulatory proposals will be enacted and, if enacted, the ultimate impact that any such potential legislation or implementing regulations, or any such potential regulatory actions by federal or state regulators, would have upon our business, financial condition or results of operations.

Our activities are also subject to federal and state laws concerning identity theft, data privacy, and cybersecurity. The GLBA and its implementing regulations require us generally to protect the confidentiality of our consumers’ nonpublic personal information and to disclose to our consumers our privacy policy and practices, including those regarding sharing consumers’ nonpublic personal information with third parties. In addition, the FCRA requires us to prevent identity theft and to securely dispose of consumer credit reports. Certain state laws impose similar or stricter privacy obligations as well as obligations to provide notification of security breaches of personal information to affected individuals, consumer reporting agencies, businesses and governmental agencies. The applicable regulatory framework for privacy and cybersecurity issues is evolving and uncertain. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”) imposes stringent requirements on certain businesses with respect to the privacy and security of information of California residents. The CCPA includes provisions that give California residents, among other things, rights to access, correct and delete certain personal information. Compliance with the CCPA and any other similar data privacy laws in the United States, including any state or federal laws, may require significant resources and subject us to a variety of regulatory and private sanctions. Any violations of these laws and regulations may require us to change its business practices or operational structure, and could subject it to legal claims, monetary penalties, sanctions, and the obligation to indemnify and/or notify customers or take other remedial actions.

Our activities are also subject to federal and state laws concerning the use of automated dialing equipment, and other laws related to consumers and consumer protection. We are subject to laws, regulations and standards covering marketing, advertising and other activities conducted by telephone, email, mobile devices and the internet, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the TCPA, the CAN-SPAM Act and similar state consumer protection and communication privacy laws. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs.

In addition to the federal statutes detailed above, many states have general consumer protection statutes, laws, regulations, or court rules that apply to debt purchasing and collection. In a number of states and cities, we must maintain licenses to perform debt recovery services and must satisfy ongoing compliance and bonding requirements. It is our policy to comply with all material licensing, compliance and bonding requirements. Our failure to comply with existing requirements, changing interpretations of existing requirements, or adoption of new requirements, could subject us to a variety of regulatory and private sanctions. These could include license suspension or revocation; orders or injunctive relief, including orders providing for rescission of transactions or other affirmative relief; and monetary relief, including restitution, damages, fines and/or penalties. In addition, failure to comply with state licensing and compliance requirements could restrict our ability to collect in regions, subject us to increased regulation, increase our costs, or adversely affect our ability to collect our receivables.

State laws, among other things, also may limit the interest rate and the fees that a credit originator may impose on our consumers, limit the time in which we may file legal actions to enforce consumer accounts, and require specific account information for certain collection activities. By way of example, the California Fair Debt Buying Practices Act that directly applies to debt buyers, applies to accounts sold after January 1, 2014. The law requires debt buyers operating in the state to have in their possession specific account information before debt collection efforts can begin, among other requirements. Moreover, the New York State Department of Financial Services issued new debt collection regulations, which took effect in September 2015 and established new requirements for collecting debt in the state. In addition, other state and local requirements and court rulings in various jurisdictions may also affect our ability to collect.

The relationship between consumers and credit card issuers is also extensively regulated by federal and state consumer protection and related laws and regulations. These laws may affect some of our operations because some of our receivables originate through credit card transactions. The laws and regulations applicable to credit card issuers, among other things, impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles, and at year-end. Federal law requires, among other things, that credit card issuers disclose to consumers the interest rates, fees, grace periods, and balance calculation methods associated with their credit card accounts. Some laws prohibit discriminatory practices in connection with the extension of credit. If the originating institution fails to comply with applicable statutes, rules, and regulations, it could create claims and rights for consumers that would reduce or eliminate their obligations related to those receivables. When we acquire receivables, we generally require the credit originator or portfolio reseller to represent that they have complied with applicable statutes, rules, and regulations relating to the origination and collection of the receivables before they were sold to us.

Federal statutes further provide that, in some cases, consumers cannot be held liable for, or their liability is limited with respect to, charges to their credit card accounts that resulted from unauthorized use of their credit cards. These laws, among others, may give consumers a legal cause of action against us, or may limit our ability to recover amounts owing with respect to the receivables, whether or not we committed any wrongful act or omission in connection with the account.

These laws and regulations, and others similar to the ones listed above, as well as laws applicable to specific types of debt or debt collection, impose requirements or restrictions on collection methods or our ability to enforce and recover certain of our receivables. Effects of the law, including those described above, and any new or changed laws, rules, or regulations, and reinterpretation of the same, may adversely affect our ability to recover amounts owing with respect to our receivables or the sale of receivables by creditors and resellers.

Canadian Regulations

We are subject to a variety of federal, provincial, and territorial laws that establish specific guidelines and procedures that debt collectors must follow when collecting customer accounts. It is our policy to comply with applicable laws and regulations, including providing extensive training and ongoing monitoring. Our compliance management system and related controls are embedded in business processes and are also tested regularly by our compliance and quality assurance protocols. Our failure to comply with these laws could result in fines or restrictions upon our operations. Significant laws and regulations material to our business include the following:

●	Debt Collection legislation and Consumer Protection Acts are provincial statutes in Canada, which impose certain obligations and restrictions on debt collection activities including specific restrictions regarding the time, place and manner of communications for collection activity and unfair business practices. Prohibited collection practices are generally harmonized across Canada; however each province governs compliance with the applicable provincial legislation and regulations.
●	Consumer Reporting Acts are provincial statutes in Canada, which obligate credit reporting agencies to collect, maintain, and report consumers credit and personal information accurately and investigate consumer disputes concerning the accuracy of such information.
●	Bankruptcy and Insolvency Act (the “BIA”) is federal legislation that establishes a detailed framework for the administration of insolvencies in Canada, including the requirements of bankruptcy trustees and creditors who file claims and receive dividends. The Superintendent of Bankruptcy supervises the administration of all estates and matters under the BIA.
●	Personal Information Protection and Electronic Documents Act (“PIPEDA”) is federal legislation that establishes national standards for privacy practices in Canada. PIPEDA aims to protect personal information that is collected, used or disclosed in certain circumstances for purposes of commercial activity in Canada. The Office of the Privacy Commissioner of Canada oversees compliance with PIPEDA. Certain provinces have similar provincial laws to PIPEDA.

The credit card we issue in Canada is issued by Peoples Trust Company, a federal corporation incorporated pursuant to the Trust and Loan Companies Act (Canada), pursuant to their license with MasterCard. The credit card complies with the regulatory authority having jurisdiction over Peoples Trust Company, maintains strict compliance with the Proceeds of Crime (Money Laundering) and Terrorist Financing Act, implements comprehensive policies and procedures to ensure ongoing compliance and operates in accordance with the security standards of the Payment Card Industry Security Standards Council. We also ensure ongoing compliance with the maximum permitted interest rate in Canada, including the recent amendments pursuant to the Budget Implementation Act, 2023, which came into force on January 1, 2025.

U.K. Regulations

Our operations in Europe are affected by local statutes, rules and regulations. It is our policy to comply with these laws in all of our recovery activities in Europe, where applicable.

Financial Conduct Authority Regulation. U.K. debt purchase and services collections businesses are principally regulated by the Financial Conduct Authority (the “FCA”), the U.K. Information Commissioner’s Office and the U.K. Office of Communications. We have two regulated entities in the United Kingdom, JC International Acquisition LLC and Credit Account Recovery Solutions Limited. The FCA regards debt collection as a “high risk” activity primarily due to the potential impact that poor practice can have on already vulnerable consumers and as a result maintains a high focus on the sector. The FCA Handbook sets out the FCA rules and other provisions. Firms wishing to carry on regulated consumer credit activities must comply with all applicable sections of the FCA Handbook, including the principles of “Treating Customers Fairly” and delivering good outcomes for retail consumers under the Consumer Duty, as well as the applicable consumer credit laws and regulations. The FCA also publishes guidance on various topics from time to time that it expects firms to comply with.

The FCA has applied its rules to consumer credit firms in a number of areas, including its high-level principles and conduct of business standards. The FCA has significant powers and, as the FCA deepens its understanding of the industry through continued supervision, it is likely that the regulatory requirements applicable to the debt purchase industry will continue to increase. In addition, it is likely that the compliance framework that will be needed to continue to satisfy the FCA requirements will demand continued investment and resources in our compliance governance framework.

One particularly significant regulatory change program was the implementation of the Consumer Duty for U.K. operations in July 2023. These requirements introduce a more outcomes-focused approach to consumer protection and set higher expectations for the standard of care that firms give customers.

Companies authorized by the FCA must be able to demonstrate that they meet the threshold conditions for authorization and comply on an ongoing basis with the FCA’s high level standards for authorized firms, such as its Principles for Business (including the principles of “Treating Customers Fairly” and delivering good outcomes for retail consumers), and rules and guidance on systems and controls. The FCA has the ability to, among other things, impose significant fines, ban certain individuals from carrying on trade within the financial services industry, impose requirements on a firm’s permission, cease certain products from being collected upon and, in extreme circumstances, remove permissions to trade.

Consumer protection. The Consumer Credit Act of 1974 (and its related regulations) (collectively, the “U.K. Consumer Credit Act”) and the U.K. Consumer Rights Act 2015 set forth requirements for the entry into and ongoing management of consumer credit arrangements in the United Kingdom. A failure to comply with these requirements can make agreements unenforceable or can result in a requirement that charged and collected interest be repaid. In June 2022, the U.K. government announced its decision to reform the U.K. Consumer Credit Act (and its related regulations) to ensure it is fit for purpose and keeps pace with technological advancements and changing consumer needs. While the reform will take a number of years to deliver, it should be noted that consultation up to the end of 2024 indicates that significant overhaul of this area of regulation is forthcoming. On October 25, 2024, a Court of Appeal ruling declared it unlawful for lenders to have paid a commission to car dealers without obtaining borrowers’ fully-informed consent. In particular, the ruling has increased the set-off risk of commissions that may be packaged into relevant underlying car loans. While the ramifications of this ruling on the wider consumer credit and consumer debt repurchase markets (i.e., beyond motor finance) remains unknown, several lenders active in the motor finance space have put aside significant sums to cover potential fines and other payouts.

Data protection. In addition to these regulations on debt collection and debt purchase activities, we must comply with the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection

Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”).  These laws require us to adhere to certain disclosure restrictions and deletion obligations with respect to personal information, and allow for penalties for violations.

Solicitors’ Professional Conduct. The regulatory body for solicitors in England and Wales is the Solicitors Regulation Authority (the “SRA”). It is responsible for regulating the professional conduct of solicitors and other authorized individuals at law firms, including our operations at Moriarty. It created and maintains the Solicitors Handbook, including the Code of Conduct, which contains the ethical principles that guide solicitors in their work, authorizes the law firms like Moriarty within which legal activities are carried out, and supervises the firms and individuals to ensure they adhere to professional standards. The SRA can take enforcement action against those that have breached the Code of Conduct, and has a range of sanctions available to ensure compliance.

Latin America Regulations

Our operations in Latin America are affected by local statutes, rules and regulations. It is our policy to comply with these laws in all of our recovery activities in Latin America, where applicable. Although we have purchased nonperforming loans in Colombia, Peru and the Caribbean, our collections activity is focused in Colombia.

The most significant laws, regulations and regulatory oversight in Colombia include:

●	The Superintendence of Industry and Commerce (the “SIC”) is a national public authority organized into six principal divisions, which include, inter alia, Consumer Protection and Personal Data Protection. The SIC ensures the protection of all the rights of people against companies that process their personal, financial, credit or commercial information.
●	Law 1266 of 2008 and Law 1581 of 2012 are two key personal financial data protection laws which protect individuals’ right to know, update and rectify information gathered about them in databases or files.
●	Law 2300 of 2023 safeguards the privacy of financial consumers and primarily applies to entities regulated by the Financial Superintendency and those engaged in collection operations. It governs contact and communication channels, as well as timing, for debt collection purposes.
●	There are also three main circular letters from the Financial Superintendent Office which regulate collections practices: External Circular 48 of 2009 which gives Instructions related to the conditions of pre-legal collection management, External Circular 15 of 2010 which addresses protection of financial consumers’ rights, and External Circular 38 of 2011 which regulates personal and credit information treatment during the collection process.

Available Information

Jefferson Capital, Inc.’s website can be found at www.jcap.com. Jefferson Capital, Inc. makes available free of charge on its website, by clicking on “Investor Relations” and then clicking on “Financial Information” and then clicking on "SEC filings," its annual reports on Form 10-K, quarterly reports on Form 10- Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act, as well as all other reports filed by Jefferson Capital, Inc. with the SEC as soon as reasonably practicable after electronically filed with, or furnished to, the SEC.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information contained in this Annual Report on Form 10-K before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

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

Moreover, there can be no assurance that credit originators will continue to sell their nonperforming loans consistent with historical levels or at all, or that we will be able to bid competitively for those portfolios. As a substantial percentage of our purchases are concentrated with a few large sellers, with our top client representing 23.6% and 32.8% of purchases for the years ended December 31, 2025 and 2024, respectively, a significant decrease in the volume of nonperforming loan purchases from any of these large sellers could force us to seek to source nonperforming loan portfolios from other existing or new clients, which could cost time and additional resources and adversely impact our business. In addition, because of the length of time involved in collecting on acquired portfolios and the variability in the timing of our collections, we may not be able to identify trends and make changes in our purchasing strategies in a timely manner. If we are unable to maintain our business or adapt to changing market needs as well as our current or future competitors, we may experience reduced access to nonperforming loan portfolios at appropriate prices and, therefore, reduced profitability.

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

Our expected collections from the Conn’s and Bluestem Portfolio Purchases may not be realized, or our expenses from the FTE that were formerly employed by Conn’s may be higher than we anticipated, which may adversely impact our financial results.

Our ability to realize the anticipated benefits of the purchase of a substantial portfolio of unsecuritized loans and credit card receivables from Conn’s, Inc. (the “Conn’s Portfolio Purchase”) and Bluestem depends on our ability to collect the unsecuritized loans and credit card receivables we acquired. The portfolios acquired could underperform relative to our expectations or not perform in accordance with our anticipated timetable, either of which could result in an impairment charge. We may also find that the operating expenses we incur to make our expected collections of the Conn’s and Bluestem Portfolios exceed our forecast. We could experience higher expenses than we anticipate from the 197 FTE we hired from Conn’s, should we encounter difficulties integrating these FTEs into our workforce, as well as from the vendor contracts we entered into or from the new operating site in San Antonio, Texas. Any one of these factors could adversely impact our financial results. There are 91 FTE from the Conn’s Portfolio Purchase remaining as of December 31, 2025.

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

We continually evaluate opportunities to expand the asset classes we acquire. We may sometimes evaluate and may acquire portfolios consisting of assets with which we have little or no collection experience or portfolios of receivables in new geographies where we do not historically maintain an operational footprint. While we typically look to mitigate risks from this approach, including by partnering with an operator with the requisite experience and the right alignment, or by limiting purchases made without strong historical experience to a relatively small proportion of our quarterly deployments, our lack of experience in new asset classes or geographies may negatively impact our ability to generate our expected level of profits from these portfolios. Further, our existing methods of collections may prove less effective than we expect for these new receivables, which may have an adverse effect on our business, financial condition and results of operations.

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

We are subject to tax in the United States and in certain foreign jurisdictions in which we operate. The United States and many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could significantly increase our tax obligations in countries where we do business, or require us to change the manner in which we operate our business. For example, in

August 2022, the Inflation Reduction Act (the “IRA”) was signed into law. The IRA, among other things, includes a new 15% corporate minimum tax as well as a 1% excise tax on corporate stock repurchases, subject to certain exceptions. In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA introduced significant changes to numerous areas of U.S. federal income tax law, including permanency of certain provisions in the 2017 Tax Cuts and Jobs Act, and changes to R&D expensing, bonus depreciation, and international tax provisions. Additional guidance with respect to any of these rules or other changes in tax law could materially affect our financial position, tax obligations, and effective tax rate.

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

A variety of these tariffs enacted in 2025 have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms. While the tariffs are not expected to directly impact the debt purchasing business, their potential ripple effects through the economy, such as heightened consumer financial stress, increased default rates and market volatility, could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Information Technology, Cybersecurity and Intellectual Property

The regulation of data privacy in the United States and globally, or an inability to effectively manage our data governance structures, could have an adverse effect on our business, financial condition and results of operations by increasing our compliance costs or decreasing our competitiveness.

A variety of jurisdictions in which we operate have laws and regulations concerning, privacy, cybersecurity, and the protection of personal information, including the EU GDPR, the U.K. GDPR, the GLBA, and the CCPA, each as defined herein. These laws and regulations create certain privacy rights for individuals and impose prescriptive operational requirements for covered businesses relating to the processing and protection of personal information and may also impose substantial penalties for non-compliance.

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

We and our third-party providers are exposed to cybersecurity risks and incidents which could damage our reputation and adversely impact our business and financial results.

Our business is highly dependent on our ability to process and monitor a large number of transactions across markets and in multiple currencies. We rely on information technology systems to conduct our business, including systems developed and administered by third parties. We own and manage some of these information technology systems but also rely on third parties for a range of information technology systems and related products and services. Many of these systems contain sensitive and confidential information, including personal information, our trade secrets and proprietary business information, and information and materials owned by or pertaining to our customers, vendors and business partners (collectively, “Confidential Information”). The secure maintenance of this Confidential Information and the information technology systems on which they reside is critical to our business strategy as well as our operations and financial performance. As we expand geographically, and our reliance on information technology systems increases, maintaining the security of such systems and our data becomes more significant and challenging.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our information technology systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) information technology systems, products or services. Although we take a number of steps to protect our information technology systems, the attacks that companies have experienced have increased in number, sophistication and complexity over the past few years, as threat actors use techniques and tools – including AI – that circumvent security controls, evade detection and remove forensic evidence.  Additionally, any integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Further, remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

Accordingly, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our information technology systems, Confidential Information or business. We and certain of our third-party providers regularly experience data security incidents or other cybersecurity incidents, and we expect such attacks and incidents to continue in varying degrees.  Any such breach or other incident could result in the Confidential Information stored on our information technology systems and networks, or our vendors’ systems and networks, being improperly accessed, acquired or modified, publicly disclosed, lost, or stolen, which could subject us to liability to our customers, vendors, business partners and others. We seek to detect and investigate such incidents and to prevent their recurrence where practicable through preventive and remedial measures, but such measures may not be successful.  There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and Confidential Information.

Should a cybersecurity incident occur, we may be required to expend significant resources to notify affected parties, modify our protective measures or investigate and remediate vulnerabilities or other exposures.  Further, such cybersecurity events could cause reputational damage and subject us to fines, penalties, litigation costs (including from class actions) and settlements and financial losses that may not be fully covered by our cybersecurity insurance. To date, disruptions to our information technology systems, due to outages, security breaches or other causes, including cybersecurity incidents have not had a material impact on our business. However, any such disruption could have significant consequences for our business, including financial loss and reputational damage.

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

Further, the regulatory framework for AI is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that could affect the operation of our AI technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

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

We may incur a substantial amount of debt in the future. As of December 31, 2025, we had total consolidated indebtedness of $1,409.0 million, which was comprised of $300.0 million outstanding principal amount of the 2026 Notes (as defined herein), $400.0 million outstanding principal amount of the 2029 Notes (as defined herein), $500.0 million outstanding principal amount of 2030 Notes (as defined herein). As of December 31, 2025, the amount available to be borrowed under the Revolving Credit Facility, subject to borrowing base restrictions, was $768.4 million, all of which if borrowed would be secured. Our management team considers a number of factors when evaluating our level of indebtedness and when making decisions about incurring any new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets and the Company as a whole, to generate cash flow to cover the expected debt service.

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

As of December 31, 2025, the JCF Stockholders control approximately 67.6% of the voting power for our common stock. As such, the JCF Stockholders control the vote of all matters submitted to a vote of our stockholders, which enables them to control the election of the members of the board of directors and all other corporate decisions. Even when the JCF Stockholders cease to own shares of our stock representing a majority of the total voting power, for so long as the JCF Stockholders continue to own a significant percentage of our stock, the JCF Stockholders will still be able to significantly influence the composition of our board of directors and the approval of actions requiring stockholder approval. Accordingly, for such period of time, the JCF Stockholders will have significant influence with respect to our management, business plans and policies, including the appointment and removal of our officers, decisions on whether to raise future capital and amending our charter and bylaws, which govern the rights attached to our common stock. In particular, for so long as the JCF Stockholders continue to own a significant percentage of our stock, the JCF Stockholders will be able to cause or prevent a change of control of us or a change in the composition of our board of directors and could preclude any unsolicited acquisition of us. The concentration of ownership could deprive you of an opportunity to receive a premium for your shares of common stock as part of a sale of us and ultimately might affect the market price of our common stock.

In addition, our amended and restated certificate of incorporation provides that the JCF Stockholders have the right to designate four nominees for election to our board of directors, which number shall decline in the future in proportion to any declines in the JCF Stockholders’ ownership in us.

The JCF Stockholders and their affiliates engage in a broad spectrum of activities, including investments in the financial services industry generally. In the ordinary course of their business activities, the JCF Stockholders and their affiliates may engage in activities where their interests conflict with our interests or those of our stockholders, such as investing in or advising businesses that directly or indirectly compete with certain portions of our business or are customers of ours. Although the “corporate opportunities doctrine” provides that directors and officers of a corporation, as part of their duty of loyalty to the corporation and its stockholders, generally have a fiduciary duty to disclose opportunities to the corporation that are related to its business and are prohibited from pursuing those opportunities unless the corporation determines that it is not going to pursue them, our amended and restated certificate of incorporation waives the corporate opportunities doctrine. Specifically, our amended and restated certificate of incorporation provides that none of the JCF Stockholders, any of their affiliates or any director affiliated with the JCF Stockholders who is not employed by us (including any such non-employee director who serves as one of our officers in both his director and officer capacities) have any duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. The JCF Stockholders and their affiliates also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, if the JCF Stockholders or any non-employee director acquires knowledge of a potential transaction or other business opportunity which may be a corporate opportunity for us, such person has no duty to communicate or offer such transaction or business opportunity to us and they may take any such opportunity for themselves or offer it to another person or entity. The JCF Stockholders and their affiliates may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

An active, liquid trading market for our common stock may not be sustained, which may limit your ability to sell your shares.

An active trading market for our shares may not be sustained. A public trading market having the desirable characteristics of depth, liquidity and orderliness depends upon the existence of willing buyers and sellers at any given time, such existence being dependent upon the individual decisions of buyers and sellers over which neither we nor any market maker has control. The failure of an active and liquid trading market to develop and continue would likely have a material adverse effect on the value of our common stock and may reduce the fair value of your shares. You may not be able to sell your shares of our common stock at or above the price you paid, or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by issuing shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our stock price may change significantly and you may not be able to resell shares of our common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result. Our operating results and the trading price of our common stock may fluctuate and you may not be able to resell your shares at or above the public offering price due to a number of factors, including:

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

Since the beginning of the third quarter of 2025, we have paid and intend to continue to pay quarterly cash dividends and also may consider share repurchase programs in the future to supplement our dividend policy. Our intent to pay quarterly dividends and potentially repurchase our shares is subject to capital availability and periodic determinations by our board of directors that such actions are in the best interest of our stockholders. Future dividends and share repurchases may be affected by, among other factors that our board of directors may deem relevant, our financial condition, earnings, liquidity and capital requirements, regulatory constraints, level of indebtedness, contractual restrictions with respect to payment of future dividends, restrictions imposed by Delaware law and general business conditions. Our policies regarding dividend payments and share repurchases may change from time to time, and there can be no assurance that we will pay any dividends to holders of our common stock or repurchase any shares of our common stock, or as to the amount of any such dividends or repurchases. Therefore, any return on investment in our common stock may depend solely upon the appreciation of the price of our common stock on the open market, which may not occur. Additionally, any reduction or suspension in our dividend payments could have a negative effect on our stock price.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and may remain an emerging growth company until the earliest of:

●	the last day of our fiscal year following the fifth anniversary of the date of our initial public offering of common stock;
●	the last day of our fiscal year in which we have an annual gross revenue of $1.235 billion or more; the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt; and
●	the date on which we are deemed to be a “large accelerated filer,” which will occur at such time as we (i) have an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of our most recently completed second fiscal quarter, (ii) have been required to file quarterly and annual reports under the Exchange Act for a period of at least 12 months, and (iii) have filed at least one annual report pursuant to the Exchange Act.

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

As a public company, we will incur legal, accounting and other expenses that we did not previously incur. We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, the listing requirements of the Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires that we file quarterly, annual and current reports with respect to our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert our management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These additional obligations could have a material adverse effect on our business, financial condition and results of operations.

In addition, changing laws, regulations and standards relating to corporate governance, Environmental, Social and Governance (“ESG”) related matters and general public disclosure are creating uncertainty for public companies around public company standards, increasing legal and financial compliance costs and making certain activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of our management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and there could be a material adverse effect on our business, financial condition and results of operations.

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

We have reserved approximately 6,739,713 shares of our common stock for future equity grants under the 2025 Plan, which includes the 477,542 options to purchase shares of our common stock that we have granted in connection or since the IPO. We may issue additional restricted securities or register additional shares of our common stock under the Securities Act of 1933, as amended (the “Securities Act”), in the future. The issuance of a significant number of shares of our common stock upon the exercise of stock options or the availability for sale, or sale, of a substantial number of the shares of common stock eligible for future sale under effective registration statements, under Rule 144 or otherwise, could adversely affect the market price of our common stock.

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

The choice of forum provisions may limit a stockholders ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former directors, officers, other employees, agents or stockholders, which may discourage such claims against us or any of our current or former directors, officers, other employees, agents or stockholders and result in increased costs for investors to bring a claim.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our cybersecurity risk management program based on our International Organization for Standardization (the “ISO”) and International Electrotechnical Commission (the “IEC”)  ISO 27001 certified Information Security Management System (the “ISMS”), as well as other recognized industry best-practice frameworks, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and the Center for Internet Security (the “CIS”) Controls. This does not imply that we meet any particular technical standards, specifications, or requirements beyond the scope of our formal ISO/IEC 27001 certification; rather, these frameworks serve as guiding references to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program  include but are not limited to the following:

●	risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;

●	cybersecurity awareness training of our employees, including incident response personnel and senior management;

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and

●	a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile.

To date, we have not identified or experienced risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that we deemed to be material or to have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A. Risk Factors – “Risks Related to Information Technology, Cybersecurity and Intellectual Property.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Compliance and Risk Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also regularly receives briefings from management on our cyber risk management program.  Board members receive presentations and training on cybersecurity topics from our internal Information Technology security staff including on topics that impact public companies.

Our management team, including our Chief Technology Officer and Information Security Manager, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes cybersecurity-specific expertise supported by professional designations commonly recognized in the information security field, including certifications such as Certified Information Systems Security Professional (“CISSP”), Certified Information Security Manager (“CISM”), and Certified Information Systems Auditor (“CISA”). Collectively, the team has significant experience in designing, implementing, and maintaining controls aligned with our ISO/IEC 27001 certified ISMS, as well as applying leading industry frameworks such as the NIST Cybersecurity Framework and CIS Controls. Team members have overseen enterprise security programs, conducted cybersecurity risk assessments, led incident response efforts, managed third-party and vendor risk, and supported security operations in regulated environments. In addition, the management team maintains ongoing engagement with current cybersecurity threat intelligence, regulatory developments, and emerging security technologies to support continuous improvement of our cybersecurity posture.

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties

The Company is headquartered in Minneapolis, Minnesota with additional offices and operations located in Sartell, Minnesota, Denver, Colorado and San Antonio, Texas (for our United States segment); Basingstoke, England, London, England and Paisley, Scotland (for our United Kingdom segment); London, Ontario and Toronto, Ontario (for our Canada segment); as well as Bogota (for our Latin America segment).

Item 3. Legal Proceedings

In the ordinary course of business, we may at times be subject to claims and legal actions. We do not believe the results of any current or threatened proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Global Market under the symbol “JCAP”.  The following graph and subsequent table compare, from June 30, 2025 to December 31, 2025, cumulative stockholder returns assuming an initial investment of $100 in our common stock (JCAP), the stocks comprising the Nasdaq Financial 100 (IXF) and the stocks comprising the Nasdaq Global Market Composite Index (NQGM) at the beginning of the period.  Any dividends paid during the period are assumed to be reinvested.

		2025
	Ticker	June	July	August	September	October	November	December
Jefferson Capital, Inc.	JCAP	$100.0	$91.4	$103.3	$94.7	$103.6	$116.4	$124.0
Nasdaq Financial 100	IXF	$100.0	$102.7	$103.9	$105.2	$102.7	$102.2	$101.3
Nasdaq Global Market Composite Index	NQGM	$100.0	$107.0	$108.2	$109.3	$114.1	$111.0	$112.4

The comparisons of stock performance shown above are not intended to forecast or be indicative of possible future performance of our common stock.  We do not make or endorse predictions as to our future stock performance.

Holders

As of March 9, 2026, there were 178 holders of record of our common stock. Because many of our shares of common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

Declaration and payment of any dividend will be subject to the discretion of our board of directors. The time and amount of dividends will be dependent upon our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing our current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of distributions to stockholders and any other factors our board of directors may consider relevant. We have paid and intend to continue to pay quarterly cash dividends of $0.24 per share.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

All shares of common stock issued and sold in the IPO were registered under the Securities Act pursuant to our registration statement on Form S-1, as amended (File No. 333-287488), which was declared effective by the SEC on June 25, 2025.

There have been no material changes in the expected use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on June 27, 2025.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the combined and consolidated financial statements and the related notes and other financial data included elsewhere in the Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K (the “Annual Report”).  A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on June 27, 2025.

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

We are headquartered in Minneapolis, Minnesota, and as of December 31, 2025, with 1,120 FTE (including our offshore co-sourced operation).

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

The following table summarizes the total ERC by geographic area, or segment, during the years presented:

	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$2,530.7	$2,114.0	$416.7	19.7%
Canada	392.2	266.1	126.0	47.4%
United Kingdom	190.3	151.8	38.5	25.3%
Latin America	266.7	212.6	54.1	25.5%
Total	$3,379.8	$2,744.5	$635.3	23.1%

ERC in our United States reportable segment included $139.9 million from the Conn’s Portfolio Purchase and $295.6 million for the Bluestem portfolio purchase.

Deployments

Deployments refers to portfolios purchases in the ordinary course. We believe deployments represent an important measure of our investment activity. Deployments are a key driver of the growth of our ERC and a measure to compare growth in our business with the growth of other companies in the debt collection industry.

The following tables summarize the total deployments or purchases by geographic area, or reportable segments, during the years presented:

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$624.8	$552.7	$72.2	13.1%
Canada	141.6	95.4	46.2	48.4%
United Kingdom	31.9	29.4	2.5	8.6%
Latin America	33.6	45.8	(12.2)	(26.7)%
Total Purchases	$832.0	$723.3	$108.6	15.0%

During the year ended December 31, 2025, we invested $832.0 million to acquire receivable portfolios, with face values aggregating $13,030.7 million, for an average purchase price of 6.4% of face value. The amount invested in receivable portfolios increased $108.6 million, or 15.0%, compared with the $723.3 million invested during the year ended December 31, 2024, to acquire receivable portfolios with face values aggregating $9,198.5 million, for an average purchase price of 7.9% of face value.

Collections

The following tables summarize the total collections by geographic area, or reportable segment, during the years presented:

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
United States	$786.0	$420.3	$365.7	87.0%
Canada	116.1	85.9	30.2	35.2%
United Kingdom	42.5	39.4	3.1	7.9%
Latin America	54.1	39.0	15.1	38.7%
Total Collections	$998.7	$584.6	$414.1	70.8%

Collections from purchased receivables increased by $414.1 million or 70.8% to $998.7 million during the year ended December 31, 2025, from $584.6 million during the year ended December 31, 2024. The increase in collections from purchased receivables compared to the year ended December 31, 2024, was primarily a result of increased purchases during the year. Collections in our United States reportable segment included $246.9 million from the Conn’s Portfolio Purchase and $14.3 million from the Bluestem portfolio purchase.

Non-GAAP Financial Measures

To supplement our combined and consolidated financial statements prepared and presented in accordance with GAAP, we use certain non-GAAP financial measures throughout this Annual Report, as described further below, to provide investors with additional useful information about our financial performance, to enhance the overall understanding of our past performance and future prospects and to allow for greater transparency with respect to important metrics used by our management for financial and operational decision-making.

Non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning prescribed by GAAP and are not prepared under any comprehensive set of accounting rules or principles. In addition, non-GAAP financial measures may be calculated differently from, and therefore may not be directly comparable to, similarly titled measures used by other companies. As a result, non-GAAP financial measures should be viewed as supplementing, and not as an alternative or substitute for, our combined and consolidated financial statements prepared and presented in accordance with GAAP.

Adjusted Net Income

Adjusted net income is calculated as net income in accordance with GAAP, adjusted to exclude (i) foreign exchange and other income (expense); (ii) stock-based compensation; and (iii) merger and acquisition and other infrequent, non-recurring, non-core or unusual charges. Adjusted net income is a supplemental measure of performance that is not required by, or presented in accordance with, GAAP. We present adjusted net income because we consider it an important supplemental measure of our operations and financial performance. Our management believes adjusted net income helps us provide enhanced year-to-year comparability of operations and financial performance and is useful to investors as other companies in our industry report similar financial measures. Adjusted net income should not be considered as an alternative to net income determined in accordance with GAAP.

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

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Net Income	$188.0	$128.9	$59.1	45.8%
Foreign exchange and other income (expense)	(7.7)	5.5	(13.2)	(241.1)%
Stock compensation	9.2	4.5	4.7	103.2%
Canaccede exit incentive	1.4	7.7	(6.3)	(81.3)%
Merger and acquisition and initial public offering related expenses	11.8	7.0	4.8	68.2%
Adjusted Net Income	$202.7	$153.6	$49.0	31.9%

Components of Results of Operations

Revenue

Our revenue is primarily derived from revenue from investments in receivables, which is revenue recognized from engaging in debt purchasing and recovery activities, and from credit card and servicing revenue streams.

Total Portfolio Revenue

Portfolio revenue consists of two components: (i) portfolio income, which is the accretion of the discount on the negative allowance due to the passage of time (generally the portfolio balance multiplied by the established pool effective interest rate (“EIR”)), and (ii) changes in recoveries, which includes recoveries above or below forecast (the difference between actual cash collected or recovered during the current year and expected cash recoveries for the current period) and changes in expected future recoveries (the present value change of expected future recoveries, where such change generally results from changes to the expected timing of collections and changes to the total amount of expected future collections).

For a majority of the portfolios we purchase, when we acquire them, we apply our charge-off policy and fully write off the amortized costs of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “investments in receivables, net” on our combined and consolidated balance sheet. The discount rate is a purchase EIR established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. From time to time, we will also purchase performing portfolios for a discount, where we will apply the interest method and accrete the discount.

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

Servicing Expenses

Servicing expenses primarily consists of collections and customer service expenses associated with previously charged-off receivables, such as the cost of outsourced collections, debtor correspondence, legal fees associated with the collection of debt and other direct expenses associated with collections and customer service efforts. While we expect our servicing expenses will increase in absolute dollars as our business grows, we expect such expenses will vary from year-to-year as a percentage of revenue for the foreseeable future and decrease as a percentage of revenue over the long term as a result of continued investments to improve the efficiency of our operations and support organization.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment and amortization of intangible assets.

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

Income Taxes

The Company’s effective tax rate for the year ended December 31, 2025 was 13.9%, compared to 6.3% for the year ended December 31, 2024. The Company’s effective tax rates for the year ended December 31, 2025 and 2024 were based on the U.S. federal statutory tax rate of 21.0% and state jurisdictional income tax rates, adjusted for permanent items including non-taxable partnership income, compensation above $1 million, inclusive of equity awards, paid to covered employees under Internal Revenue Code Section 162(m), non-deductible stock compensation and non-deductible transaction costs related to the IPO transaction.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. We have analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended December 31, 2025. The majority of the tax law changes will take effect in future years.

Realization of our deferred tax assets depends, in part, on the reversal of our deferred tax liabilities. In considering our need for a valuation allowance, we consider our historical and future projected taxable income, as well as other objectively verifiable evidence, including our utilization of tax attributes net operating loss carryforwards through the realization of deferred tax liabilities. However, our future effective tax rate may be affected by our ongoing assessment of the need for a valuation allowance on our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, tax planning initiatives, as well as certain discrete items.

Results of Operations

Year ended December 31, 2025 compared to year ended December 31, 2024

The following tables set forth combined and consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the years indicated:

	Year Ended December 31,
(in Millions)	2025		2024
Revenues:
Portfolio income	$560.4	91.4%	$396.3	91.5%
Changes in recoveries	6.0	1.0%	(0.4)	(0.1)%
Total portfolio revenue	$566.4	92.4%	$395.9	91.4%
Credit card revenue	7.2	1.2%	8.3	1.9%
Servicing revenue	39.7	6.5%	29.1	6.7%
Total revenues	$613.3	100.0%	$433.3	100.0%

Provision for credit losses	$2.4	0.4%	$3.5	0.8%

Operating Expenses:
Salaries and benefits	$64.6	10.5%	$48.1	11.1%
Servicing expenses	187.2	30.5%	130.9	30.2%
Depreciation and amortization	5.3	0.9%	2.6	0.6%
Professional fees	18.6	3.0%	11.4	2.6%
Other selling, general and administrative	18.8	3.1%	16.6	3.8%
Total operating expenses	$294.4	48.0%	$209.6	48.4%
Net operating income	$316.5	51.6%	$220.3	50.8%

Other income / (expense):
Interest expense	$(105.8)	(17.2)%	$(77.2)	(17.8)%
Foreign exchange and other income (expense)	7.7	1.3%	(5.5)	(1.3)%
Total other income / (expense)	(98.1)	(16.0)%	(82.7)	(19.1)%
Income before income taxes	$218.4	35.6%	$137.6	31.7%
Provision for income taxes	(30.5)	(5.0)%	(8.7)	(2.0)%
Net income	$188.0	30.6%	$128.9	29.7%
Foreign currency translation	18.6	3.0%	(14.0)	(3.2)%
Comprehensive income	$206.6	33.7%	$114.9	26.5%

Revenues

A summary of how our revenues were generated during the years indicated is as follows:

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Cash Collections	$998.7	$584.6	$414.1	70.8%
Principal Amortization	(432.3)	(188.7)	(243.6)	129.1%
Total portfolio revenue	566.4	395.9	170.5	43.1%
Credit card revenue	7.2	8.3	(1.1)	(13.7)%
Servicing revenue	39.7	29.1	10.6	36.3%
Total revenues	$613.3	$433.3	$179.9	41.5%

Total revenues were $613.3 million for the year ended December 31, 2025, an increase of $179.9 million, or 41.5%, compared to $433.3 million for the year ended December 31, 2024. The increase is primarily a result of increased deployments during the year as well as the Conn’s portfolio acquisition in December 2024 which contributed $95.8 million of revenue as well as the Bluestem acquisition in December 2025 which contributed $5.4 million.

Operating Expenses

Total operating expenses were $294.4 million for the year ended December 31, 2025, an increase of $84.8 million, or 40.5%, compared to $209.6 million for the year ended December 31, 2024. This is driven by an increase in salaries and benefit expense of $16.5 million primarily due to increased personnel expense related to the Conn’s Portfolio purchase of $9.7 million and additional stock-based compensation $4.7 million, servicing expenses of $56.3 million related to increased collections, $7.2 million in professional fees related to the initial public offering in June 2025, increased depreciation and amortization of $2.7 million primarily due to the Conn’s intangibles and $2.2 million associated with increased various selling, general and administrative expenses.

Salaries and Benefits

Salaries and benefits were $64.6 million for the year ended December 31, 2025, which is an increase of $16.5 million, or 34.2%, compared to $48.1 million for the year ended December 31, 2024. The increase is primarily due to increased personnel expense of $9.7 million related to the Conn’s Portfolio purchase and higher stock-based compensation of $4.7 million.

Servicing Expenses

Servicing expenses were $187.2 million for the year ended December 31, 2025, an increase of $56.3 million, or 43.0%, compared to $130.9 million for the year ended December 31, 2024. The increase in servicing expenses was primarily driven by increased collections including $12.1 million from the Conn’s portfolio and increased court costs of $22.4 million which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections.  Servicing expenses consisted of the following for the year ended December 31, 2025 and 2024:

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Agency and repo commission expense	$50.9	$37.8	$13.1	34.7%
Legal commission expense	28.6	19.7	8.9	45.2%
Court costs	54.4	32.0	22.4	70.0%
Communications	27.0	25.0	2.0	8.0%
Offshore	13.8	8.7	5.1	58.6%
Other servicing expenses	12.5	7.7	4.8	62.6%
Total servicing expenses	$187.2	$130.9	$56.3	43.0%

Depreciation and Amortization

Depreciation and amortization was $5.3 million for the year ended December 31, 2025, a $2.7 million, or 101.5%, increase from the $2.6 million for the year ended December 31, 2024. The increase was due to incremental intangible assets associated with the Conn’s purchase.

Professional Fees

Professional fees were $18.6 million for the year ended December 31, 2025, an increase of $7.2 million, or 63.6%, compared to $11.4 million for the year ended December 31, 2024. The increase was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses generally consist of rent, travel and entertainment expenses, and other general overhead expenses. These expenses totaled $18.8 million for the year ended December 31, 2025, an increase of $2.2 million or 13.3%, compared to $16.6 million for the year ended December 31, 2024. The increase is primarily due to additional rent expense related to the addition of Conn’s location in 2025 and expense recognized related to the Canaccede exit incentive of $1.4 million.

Other Income (Expense)

Interest Expense

Total interest expense was $105.8 million for the year ended December 31, 2025, an increase of $28.5 million, or 37.0%, compared to $77.2 million for the year ended December 31, 2024. The increase was primarily driven by higher interest expense related to the outstanding notes payable, as well as increased amortization of note payable origination costs of $6.2 million, an increase of $1.9 million or 44.0% higher compared to $4.3 million for the year ended December 31, 2024, due to the issuance of the 2030 Senior Notes in May 2025.

Interest expense consisted of the following for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Interest expense	$99.6	$73.0	$26.7	36.5%
Amortization of note payable origination costs	6.2	4.3	1.9	44.0%
Total interest expense	$105.8	$77.2	$28.5	37.0%

Provision for Income Tax Expense

The provision for income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance of our deferred tax assets and liabilities, and changes in tax laws. The Company has recognized a provision of $30.5 million for the year ended December 31, 2025 to reflect the change in tax payer status to a corporation as a result of the reorganization related to the initial public offering.  This is $21.8 million higher compared to $8.7 million for the year ended December 31, 2024.

Segment Results of Operations

The following tables set forth combined and consolidated income statement amounts categorized by segment, for the years indicated:

	Year Ended December 31,
	2025					2024
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$435.0	$25.4	$65.6	$40.4	$566.4	$288.0	$28.5	$48.2	$31.2	$395.9
Credit card revenue	2.6	—	4.6	—	7.2	2.7	—	5.6	—	8.3
Servicing revenue	12.7	25.4	1.6	—	39.7	4.9	23.8	0.4	—	29.1
Total Revenue	$450.3	$50.8	$71.8	$40.4	$613.3	$295.6	$52.3	$54.2	$31.2	$433.3

Provision for credit losses	$1.6	$—	$0.8	$—	$2.4	$1.9	$—	$1.6	$—	$3.5

Operating Expenses
Salaries and benefits	$42.9	$15.8	$5.2	$0.7	$64.6	$28.3	$14.1	$5.3	$0.4	$48.1
Servicing expenses	143.7	19.2	10.2	14.1	187.2	95.7	15.1	10.0	10.1	130.9
Depreciation and amortization	3.7	0.4	1.2	—	5.3	1.7	0.3	0.6	—	2.6
Professional fees	16.1	1.0	0.5	1.0	18.6	9.3	0.9	0.4	0.9	11.4
Other selling, general and administrative	14.3	2.6	1.3	0.6	18.8	12.5	2.4	1.2	0.4	16.6
Total Operating Expenses	$220.7	$39.0	$18.4	$16.4	$294.4	$147.5	$32.8	$17.5	$11.8	$209.6

Net Operating Income	$228.0	$11.8	$52.6	$24.0	$316.5	$146.2	$19.5	$35.1	$19.4	$220.3
Net operating income margin	50.6%	23.2%	73.3%	59.4%	51.6%	49.5%	37.3%	64.8%	62.2%	50.8%

United States

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$435.0	$288.0	$147.0	51.0%
Credit card revenue	2.6	2.7	(0.1)	(3.7)%
Servicing revenue	12.7	4.9	7.8	159.2%
Total Revenue	$450.3	$295.6	$154.7	52.3%

Provision for credit losses	$1.6	$1.9	$(0.3)	(15.8)%

Operating Expenses
Salaries and benefits	$42.9	$28.3	$14.6	51.6%
Servicing expenses	143.7	95.7	48.0	50.2%
Depreciation and amortization	3.7	1.7	2.0	117.6%
Professional fees	16.1	9.3	6.8	73.1%
Other selling, general and administrative	14.3	12.5	1.8	14.4%
Total Operating Expenses	$220.7	$147.5	$73.2	49.6%

Net Operating Income	$228.0	$146.2	$81.8	56.0%
Net operating income margin	50.6%	49.5%

Portfolio revenue increased $147.0 million or 51.0% in the year ended December 31, 2025 compared to December 31, 2024, primarily due to deployment growth including the Conn’s portfolio acquisition in December 2024 which contributed $95.8 million of revenue as well as the Bluestem acquisition in December 2025 which contributed $5.4 million.

Servicing revenue grew $7.8 million or 159.2% in the year ended December 31, 2025, primarily due to the Conn’s Portfolio Purchase, which contributed $10.0 million.

Salaries and benefits were $42.9 million for the year ended December 31, 2025, which is an increase of $14.6 million, or 51.6%, compared to $28.3 million for the year ended December 31, 2024. The increase is primarily due to the increase in personnel expense related to the Conn’s Portfolio acquisition of $9.7 million and stock-based compensation of $4.7 million.

Servicing expenses were $143.7 million for the year ended December 31, 2025, an increase of $48.0 million, or 50.2%, compared to $95.7 million for the year ended December 31, 2024. The increase in servicing expenses was primarily driven by increased collections, and increased court costs of $18.6 million which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections.  Servicing expenses include $12.1 million from the Conn’s portfolio acquisition and $2.9 million from the Bluestem portfolio acquisition.

Professional fees were $16.1 million for the year ended December 31, 2025, an increase of $6.8 million, or 73.1%, compared to $9.3 million for the year ended December 31, 2024. The increase was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other selling, general and administrative expenses, which generally consist of rent expense, travel and entertainment expenses, and other general overhead expenses, were $14.3 million for the year ended December 31, 2025, an increase of $1.8 million or 14.4%, compared to $12.5 million for the year ended December 31, 2024.  The increase is primarily due to additional expense recognized related to the Canaccede exit incentive of $1.4 million.

Overall net operating income increased $81.8 million or 56.0% higher in the year ended December 31, 2025 than the year ended December 31, 2024 primarily due to continued growth in deployments and the result of the successful implementation of initiatives to reduce the cost to collect. $73.2 million was contributed from the Conn’s portfolio purchase and $2.5 million from the Bluestem portfolio.

United Kingdom

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$25.4	$28.5	$(3.1)	(10.9)%
Servicing revenue	25.4	23.8	1.6	6.7%
Total Revenue	$50.8	$52.3	$(1.5)	(2.9)%

Operating Expenses
Salaries and benefits	$15.8	$14.1	$1.7	12.1%
Servicing expenses	19.2	15.1	4.1	27.2%
Depreciation and amortization	0.4	0.3	0.1	33.3%
Professional fees	1.0	0.9	0.1	11.1%
Other selling, general and administrative	2.6	2.4	0.2	8.3%
Total Operating Expenses	$39.0	$32.8	$6.2	18.9%

Net Operating Income	$11.8	$19.5	$(7.7)	(39.5)%
Net operating income margin	23.2%	37.3%

Portfolio revenue decreased $3.1 million or 10.9% in the year ended December 31, 2025 compared to December 31, 2024 primarily due to lower deployments in the United Kingdom.

Servicing revenue increased $1.6 million or 6.7% in the year ended December 31, 2025 compared to December 31, 2024 due to reduced third party servicing.

Salaries and benefits increased $1.7 million or 12.1% in the year ended December 31, 2025 compared to December 31, 2024 primarily due to higher employee benefit costs.

Servicing expenses increased $4.1 million or 27.2% in the year ended December 31, 2025 compared to December 31, 2024 primarily due to court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections.

Overall net operating income declined $7.7 million or 39.5% in the year ended December 31, 2025 compared to December 31, 2024 primarily due to lower deployments and higher servicing costs.

Canada

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$65.6	$48.2	$17.4	36.1%
Credit card revenue	4.6	5.6	(1.0)	(17.9)%
Servicing revenue	1.6	0.4	1.2	300.0%
Total Revenue	$71.8	$54.2	$17.6	32.5%

Provision for credit losses	$0.8	$1.6	$(0.8)	(50.0)%

Operating Expenses
Salaries and benefits	$5.2	$5.3	$(0.1)	(1.9)%
Servicing expenses	10.2	10.0	0.2	2.0%
Depreciation and amortization	1.2	0.6	0.6	100.0%
Professional fees	0.5	0.4	0.1	25.0%
Other selling, general and administrative	1.3	1.2	0.1	8.3%
Total Operating Expenses	$18.4	$17.5	$0.9	5.1%

Net Operating Income	$52.6	$35.1	$17.5	49.9%
Net operating income margin	73.3%	64.8%

Portfolio revenue increased $17.4 million or 36.1% in the year ended December 31, 2025 compared to December 31, 2024 primarily due to higher deployments.

Servicing revenue increased $1.2 million or 300.0% in the year ended December 31, 2025 compared to December 31, 2024 due to continued organic growth.

Depreciation and amortization expense increased $0.6 million or 100.0% in the year ended December 31, 2025 compared to December 31, 2024 primarily due to higher intangible amortization expense.

Overall net operating income increased $17.5 million or 49.9% in the year ended December 31, 2025 compared to December 31, 2024 primarily due to increased deployments.

Latin America

	Year Ended
	December 31,		Increase	%
(in Millions)	2025	2024	(Decrease)	Change
Portfolio revenue	$40.4	$31.2	$9.2	29.5%
Total Revenue	$40.4	$31.2	$9.2	29.5%

Operating Expenses
Salaries and benefits	$0.7	$0.4	$0.3	75.0%
Servicing expenses	14.1	10.1	4.0	39.6%
Depreciation and amortization	—	—	—	0.0%
Professional fees	1.0	0.9	0.1	11.11%
Other selling, general and administrative	0.6	0.4	0.2	50.0%
Total Operating Expenses	$16.4	$11.8	$4.6	39.0%

Net Operating Income	$24.0	$19.4	$4.6	23.7%
Net operating income margin	59.4%	62.2%

Portfolio revenue increased $9.2 million or 29.5% in the year ended December 31, 2025 compared to December 31, 2024 primarily due to strong collection performance.

Servicing expense increased $4.0 million or 39.6% in the year ended December 31, 2025 compared to December 31, 2024 due to increased collections.

Overall net operating income increased $4.7 million or 24.2% in the year ended December 31, 2025 compared to December 31, 2024 due to strong collection performance.

Supplemental Performance Data

Investments in Receivables Portfolio Performance

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

Purchase price multiples can vary over time due to a variety of factors, including pricing competition, supply levels, age of the receivables acquired, and changes in our operational efficiency. This creates unique and advantageous purchasing opportunities, particularly within the Insolvency market, relative to the prior four years. Purchase price multiples can also vary among types of receivables. For example, we generally incur lower collection costs on our Insolvency portfolio compared with our Distressed portfolio. This allows us, in general, to pay more for an Insolvency portfolio and experience lower purchase price multiples, while generating similar net returns when compared with a Distressed portfolio.

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

We acquire portfolios and record them at the price paid at the time of acquisition. Beginning in 2022, with the adoption of ASC 326 Financial instruments - Credit Losses (“CECL”), we aggregate the acquired pools during the year such that during the year the blended effective interest rate will change to reflect new buying and additional cash flow estimates until the end of the respective year. Once the year is completed, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year of purchase, we typically allow pools to season before making any material adjustments to the ERCs. Subsequent to the initial year, as we establish collection experience and confidence with a pool of accounts, we evaluate whether to update the annually aggregated ERC. These processes could cause the ratio of ERC to purchase price for any given year of buying to gradually change over time.

The numbers presented in the following tables represent collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, investors should be cautious when making comparisons of purchase price multiples among years and between types of receivables.

The following tables show certain data related to our investment in receivables portfolios.

PURCHASE PRICE MULTIPLES AS OF DECEMBER 31, 2025 Excludes Resale as Noted at Bottom (in millions)

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	US Distressed
	2003-2016 (6)	$339.9	$1,012.6	$29.3	$1,041.9	3.07	x	2.28	x
	2017	55.3	169.0	19.0	188.0	3.40	x	2.36	x
	2018	76.2	209.7	28.6	238.3	3.13	x	2.70	x
	2019	94.8	268.2	18.8	287.0	3.03	x	2.29	x
Vintage	2020	74.1	179.8	39.5	219.4	2.96	x	2.20	x
	2021	73.1	117.1	40.9	157.9	2.16	x	1.97	x
	2022	142.1	162.2	119.9	282.0	1.98	x	2.00	x
	2023	337.6	344.8	423.1	767.9	2.27	x	2.11	x
	2024	481.5	451.1	572.7	1,023.8	2.13	x	1.98	x
	2025	520.6	89.7	977.9	1,067.6	2.05	x	2.05	x
	Total	$2,195.3	$3,004.2	$2,269.6	$5,273.8

	US Insolvency
	2003-2016 (6)	$235.8	$366.0	$0.2	$366.2	1.55	x	1.72	x
	2017	49.6	62.5	0.7	63.2	1.27	x	1.35	x
	2018	86.7	106.9	1.3	108.2	1.25	x	1.30	x
	2019	62.2	84.5	3.5	88.0	1.41	x	1.31	x
Vintage	2020	30.1	43.0	6.2	49.2	1.63	x	1.40	x
	2021	23.7	31.1	5.6	36.7	1.55	x	1.25	x
	2022	40.7	42.4	9.8	52.3	1.28	x	1.30	x
	2023	66.7	55.5	37.1	92.6	1.39	x	1.34	x
	2024	71.1	31.9	64.2	96.1	1.35	x	1.39	x
	2025	104.3	11.3	132.5	143.8	1.38	x	1.38	x
	Total	$771.0	$835.1	$261.1	$1,096.2

	UK Distressed & Insolvency
	2009-2016	$22.9	$61.4	$2.5	$63.9	2.80	x	1.94	x
	2017	0.8	3.9	0.6	4.5	5.41	x	1.90	x
	2018	3.1	12.0	4.0	16.0	5.18	x	2.20	x
	2019	7.1	18.2	4.3	22.5	3.18	x	1.91	x
Vintage	2020	13.1	27.5	7.8	35.3	2.69	x	1.74	x
	2021	19.4	27.1	11.1	38.1	1.97	x	1.67	x
	2022	18.9	28.4	19.1	47.5	2.52	x	2.22	x
	2023	26.7	31.7	36.6	68.3	2.56	x	2.08	x
	2024	29.4	17.9	38.6	56.5	1.92	x	1.70	x
	2025	32.0	2.8	65.7	68.5	2.14	x	2.14	x
	Total	$173.4	$230.9	$190.3	$421.2

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Canada Insolvency(7)
	2008-2016	$94.8	$187.4	$0.1	$187.5	1.98	x	1.67	x
	2017	26.3	48.6	0.2	48.8	1.85	x	1.53	x
	2018	40.9	85.5	0.7	86.2	2.11	x	1.80	x
	2019	34.7	68.6	1.3	69.9	2.01	x	1.72	x
Vintage	2020	29.3	52.9	1.9	54.8	1.87	x	1.60	x
	2021	23.7	36.8	4.4	41.1	1.73	x	1.62	x
	2022	18.5	21.3	7.0	28.2	1.53	x	1.47	x
	2023	38.8	31.1	26.1	57.2	1.48	x	1.35	x
	2024	61.9	25.0	68.1	93.1	1.50	x	1.38	x
	2025	115.0	18.0	151.3	169.3	1.47	x	1.47	x
	Total	$483.9	$575.1	$261.0	$836.1

	Canada Distressed(1)
	2008-2016	$57.5	$122.6	$3.8	$126.3	2.20	x	1.81	x
	2017	23.2	55.0	3.2	58.2	2.51	x	2.17	x
	2018	14.6	60.6	7.6	68.2	4.65	x	2.52	x
	2019	12.8	41.2	3.1	44.3	3.46	x	2.19	x
Vintage	2020	19.7	40.8	6.7	47.6	2.42	x	2.06	x
	2021	9.2	14.1	4.1	18.3	1.99	x	1.79	x
	2022	24.3	24.2	12.4	36.6	1.50	x	1.69	x
	2023	18.4	16.0	17.3	33.3	1.81	x	1.61	x
	2024	33.5	29.8	33.8	63.5	1.90	x	1.83	x
	2025	26.6	8.5	39.2	47.7	1.80	x	1.80	x
	Total	$239.7	$412.8	$131.2	$544.0

	Latin America Distressed
	2021	$7.9	$11.6	$8.2	$19.8	2.50	x	1.58	x
	2022	25.0	37.5	33.8	71.3	2.86	x	2.67	x
Vintage	2023	42.3	47.4	61.9	109.3	2.58	x	2.39	x
	2024	45.8	31.1	90.4	121.5	2.65	x	2.35	x
	2025	33.6	9.5	72.4	81.9	2.43	x	2.43	x
	Total	$154.7	$137.1	$266.7	$403.8

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Total
	2003-2016 (6)	$750.8	$1,750.0	$35.9	$1,785.9	2.38	x	1.98	x
	2017	155.3	339.0	23.6	362.6	2.34	x	1.87	x
	2018	221.6	474.7	42.1	516.8	2.33	x	1.97	x
	2019	211.6	480.7	31.0	511.7	2.42	x	1.89	x
Vintage	2020	166.3	343.9	62.3	406.2	2.44	x	1.90	x
	2021	156.9	237.7	74.2	311.9	1.99	x	1.74	x
	2022	269.5	315.9	202.0	517.9	1.92	x	1.91	x
	2023	530.5	526.6	602.1	1,128.7	2.13	x	1.96	x
	2024	723.3	586.8	867.7	1,454.5	2.01	x	1.88	x
	2025	832.1	139.8	1,439.0	1,578.8	1.90	x	1.90	x
	Total	$4,017.9	$5,195.2	$3,379.8	$8,575.0
(1)	Includes the portfolios that were acquired through our business acquisitions from the date of acquisition. Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	For our non-U.S. amounts, historical year exchange rates are presented at the respective exchange rate for each collection year.
(4)	For our non-U.S. amounts, Total ERC is presented at the exchange rate as of December 31, 2025. .
(5)	The original estimated purchase price multiple represents the purchase price multiple at the end of the year of acquisition.
(6)	This vintage data excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and does not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.

The following table illustrates collections from purchased receivables, total portfolio revenue for the year ended December 31, 2025 and investment in receivables, net as of December 31, 2025 and monthly EIR, by year of purchase:

RECEIVABLE PORTFOLIO FINANCIAL INFORMATION, BY YEAR OF PURCHASE(1) (in millions)

					As of
	Year Ended December 31, 2025				December 31, 2025
				Total
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$1.2	$1.2	$—	$1.2	$—	0.0%
2003 - 2019	35.8	32.9	(15.5)	17.4	36.9	6.1%
2020	11.0	13.1	(6.9)	6.2	8.9	9.9%
2021	12.9	11.0	(10.7)	0.3	22.1	3.2%
2022	40.9	24.5	(10.4)	14.1	76.2	2.3%
2023	148.7	89.6	(19.1)	70.5	254.8	2.5%
2024	377.1	172.2	49.9	222.1	314.1	3.4%
2025	89.4	61.8	25.8	87.6	518.7	2.8%
Subtotal	$717.0	$406.3	$13.1	$419.4	$1,231.7

US Insolvency
2003 - 2019	2.2	1.4	(4.8)	(3.4)	4.2	1.7%
2020	2.5	0.9	(1.3)	(0.4)	5.0	1.3%
2021	2.2	0.9	0.2	1.1	4.3	1.6%
2022	8.8	1.9	(1.0)	0.9	8.6	1.3%
2023	19.6	5.7	(1.9)	3.8	31.4	1.2%
2024	22.3	8.6	(2.5)	6.1	50.9	1.2%
2025	11.3	6.9	0.6	7.5	100.5	1.1%
Subtotal	$68.9	$26.3	$(10.7)	$15.6	$204.9

UK Distressed & Insolvency
2003 - 2019	$3.1	$2.5	(0.8)	1.7	4.1	4.4%
2020	2.4	1.9	0.2	2.1	2.4	6.5%
2021	4.6	2.5	1.8	4.3	6.7	3.0%
2022	6.7	5.1	(2.1)	3.0	10.5	3.6%
2023	12.1	10.0	(6.0)	4.0	20.7	3.4%
2024	10.8	7.2	(0.4)	6.8	24.6	2.3%
2025	2.8	3.2	0.3	3.5	32.9	2.8%
Subtotal	$42.5	$32.4	$(7.0)	$25.4	$101.9

Canada Distressed
ZBA(2)	$1.2	$1.2	$—	$1.2	$—	0.0%
2020	6.2	5.5	(0.2)	5.3	3.1	12.7%
2021	1.3	1.0	(0.1)	0.9	1.7	4.3%
2022	4.2	2.6	(0.6)	2.0	6.8	2.8%
2023	4.0	3.4	(2.0)	1.4	10.3	2.6%
2024	14.2	7.3	—	7.3	20.1	2.6%
2025	8.5	3.2	1.2	4.4	22.9	2.3%
Subtotal	$39.6	$24.2	$(1.7)	$22.5	$64.9

Canada Insolvency
ZBA	$0.2	$0.2	$—	$0.2	$—	0.0%
2020	7.2	1.5	5.4	6.9	2.8	3.4%
2021	6.7	1.4	0.9	2.3	3.6	1.9%
2022	6.9	1.5	1.1	2.6	5.9	1.5%
2023	17.1	4.0	2.0	6.0	21.9	1.2%
2024	20.3	8.3	4.2	12.5	54.7	1.2%
2025	18.0	9.3	3.3	12.6	112.8	1.2%
Subtotal	$76.4	$26.2	$16.9	$43.1	$201.7

Latin America Distressed
2021	1.5	1.4	(0.4)	1.0	3.8	3.0%
2022	8.0	7.6	(1.6)	6.0	10.6	5.8%
2023	14.3	13.8	(3.7)	10.1	32.4	3.0%
2024	20.8	16.0	—	16.0	43.2	2.5%
2025	9.5	6.2	1.1	7.3	33.6	3.1%
Subtotal	$54.1	$45.0	$(4.6)	$40.4	$123.6

Grand Total	$998.5	$560.4	$6.0	$566.4	$1,928.7

Note:

Not adjusted to include historical information from Canaccede Financial Group and its predecessor businesses. Results of Canaccede Financial Group and its predecessor businesses for deployments from prior to the date of our acquisition are consolidated in the 2020 vintage year.

(1)	Refers to revenue from zero basis accounts.

The following table illustrates historical collections, by year, on our portfolios.

COLLECTIONS, BY YEAR OF PURCHASE  Excludes Resale as Noted at Bottom (in millions)

			Collections
		Purchase	2003 -
(in Millions)		Price (1)(2)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
	US Distressed
	2003-2016(3)(4)	$339.9	$679.3	$80.8	$66.8	$51.9	$41.1	$32.3	$21.4	$15.5	$13.1	$10.5	$1,012.6
	2017	55.3	—	16.2	30.5	27.0	28.5	25.2	16.3	11.2	8.2	5.9	169.0
	2018	76.2	—	—	21.6	45.9	45.4	41.0	24.7	14.2	10.3	6.6	209.7
	2019	94.8	—	—	—	26.8	74.8	62.3	44.5	28.6	18.3	12.9	268.2
Vintage	2020	74.1	—	—	—	—	26.5	60.9	37.2	26.0	18.2	11.0	179.8
	2021	73.1	—	—	—	—	—	23.1	37.8	24.8	18.3	12.9	117.1
	2022	142.1	—	—	—	—	—	—	16.5	55.1	49.6	41.0	162.2
	2023	337.6	—	—	—	—	—	—	—	48.4	147.7	148.7	344.8
	2024	481.5	—	—	—	—	—	—	—	—	73.3	377.8	451.1
	2025	520.6	—	—	—	—	—	—	—	—	—	89.7	89.7
	Total	$2,195.3	$679.3	$97.0	$118.9	$151.7	$216.2	$244.8	$198.4	$223.9	$357.1	$717.0	$3,004.2

	US Insolvency
	2003-2016(4)	$235.8	$289.8	$34.1	$19.8	$11.6	$5.7	$2.9	$1.1	$0.6	$0.4	$0.3	$366.0
	2017	49.6	—	9.3	19.6	14.4	9.2	6.1	2.6	0.8	0.4	0.2	62.5
	2018	86.7	—	—	16.0	34.9	23.8	17.1	9.7	3.6	1.1	0.5	106.9
	2019	62.2	—	—	—	7.0	23.2	19.8	16.2	11.0	6.1	1.2	84.5
Vintage	2020	30.1	—	—	—	—	3.5	10.5	10.8	9.0	6.7	2.5	43.0
	2021	23.7	—	—	—	—	—	8.9	10.1	6.3	3.5	2.2	31.1
	2022	40.7	—	—	—	—	—	—	5.4	16.4	11.8	8.8	42.4
	2023	66.7	—	—	—	—	—	—	—	12.7	23.2	19.6	55.5
	2024	71.1	—	—	—	—	—	—	—	—	9.6	22.3	31.9
	2025	104.3	—	—	—	—	—	—	—	—	—	11.3	11.3
	Total	$771.0	$289.8	$43.3	$55.4	$67.9	$65.3	$65.4	$55.8	$60.3	$62.8	$68.9	$835.1

	UK Distressed & Insolvency
	2009-2016	$22.9	$40.8	$5.5	$3.4	$2.6	$2.1	$2.2	$1.5	$1.3	$1.1	$0.8	$61.4
	2017	0.8	—	0.4	0.6	0.6	0.6	0.7	0.4	0.3	0.2	0.1	3.9
	2018	3.1	—	—	0.3	1.9	2.0	2.4	1.7	1.5	1.2	1.0	12.0
	2019	7.1	—	—	—	0.8	4.7	5.1	3.0	2.1	1.4	1.1	18.2
Vintage	2020	13.1	—	—	—	—	4.2	10.0	5.1	3.3	2.4	2.4	27.5
	2021	19.4	—	—	—	—	—	4.6	7.0	6.6	4.4	4.6	27.1
	2022	18.9	—	—	—	—	—	—	2.6	10.9	8.2	6.7	28.4
	2023	26.7	—	—	—	—	—	—	—	6.2	13.4	12.1	31.7
	2024	29.4	—	—	—	—	—	—	—	—	7.1	10.8	17.9
	2025	32.0	—	—	—	—	—	—	—	—	—	2.8	2.8
	Total	$173.4	$40.8	$5.8	$4.2	$5.9	$13.7	$24.9	$21.3	$32.3	$39.4	$42.5	$230.9

			Collections
		Purchase	2003 -
		Price (1)(2)	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Total
	CAD Insolvency(5)
	2008-2016	$94.8	$89.5	$31.8	$26.5	$20.5	$12.5	$5.0	$0.7	$0.4	$0.2	$0.2	$187.4
	2017	26.3	—	5.4	11.7	11.1	9.7	6.7	2.8	0.5	0.3	0.3	48.6
	2018	40.9	—	—	6.4	16.9	21.2	19.3	13.5	6.4	1.2	0.6	85.5
	2019	34.7	—	—	—	3.4	12.6	18.7	15.2	11.2	6.2	1.3	68.6
Vintage	2020	29.3	—	—	—	—	3.4	11.7	13.8	11.2	8.0	4.9	52.9
	2021	23.7	—	—	—	—	—	3.1	8.5	10.1	8.3	6.7	36.8
	2022	18.5	—	—	—	—	—	—	1.5	5.9	6.9	6.9	21.3
	2023	38.8	—	—	—	—	—	—	—	3.0	11.0	17.1	31.1
	2024	61.9	—	—	—	—	—	—	—	—	4.8	20.3	25.0
	2025	115.0	—	—	—	—	—	—	—	—	—	18.0	18.0
	Total	$483.9	$89.5	$37.2	$44.6	$51.9	$59.5	$64.6	$56.0	$48.5	$46.8	$76.4	$575.1

	CAD Distressed(5)(6)
	2008-2016	$57.5	$70.7	$13.3	$10.4	$7.9	$6.2	$5.2	$4.1	$2.5	$1.2	$1.3	$122.6
	2017	23.2	—	10.4	12.5	9.4	7.1	6.2	4.2	2.6	1.6	1.0	55.0
	2018	14.6	—	—	6.5	16.2	11.0	9.4	7.1	4.8	3.1	2.5	60.6
	2019	12.8	—	—	—	13.4	10.7	8.1	4.6	2.4	1.2	0.9	41.2
Vintage	2020	19.7	—	—	—	—	10.7	12.7	7.7	4.7	3.1	1.9	40.8
	2021	9.2	—	—	—	—	—	4.4	4.3	2.3	1.9	1.3	14.1
	2022	24.3	—	—	—	—	—	—	7.3	8.1	4.6	4.2	24.2
	2023	18.4	—	—	—	—	—	—	—	5.7	6.3	4.0	16.0
	2024	33.5	—	—	—	—	—	—	—	—	15.6	14.2	29.8
	2025	26.6	—	—	—	—	—	—	—	—	—	8.5	8.5
	Total	$239.7	$70.7	$23.7	$29.4	$46.8	$45.6	$45.9	$39.2	$33.2	$38.6	$39.6	$412.8

	LatAm Distressed
	2021	$7.9	$—	$—	$—	$—	$—	$0.8	$5.2	$2.3	$1.7	$1.5	$11.6
	2022	25.0	—	—	—	—	—	—	6.0	14.4	9.2	8.0	37.5
Vintage	2023	42.3	—	—	—	—	—	—	—	15.4	17.7	14.3	47.4
	2024	45.8	—	—	—	—	—	—	—	—	10.3	20.8	31.1
	2025	33.6	—	—	—	—	—	—	—	—	—	9.5	9.5
	Total	$154.7	$—	$—	$—	$—	$—	$0.8	$11.2	$32.0	$39.0	$54.1	$137.1

	Total
	2003-2015(4)	$750.8	$1,170.1	$165.4	$126.8	$94.5	$67.5	$47.6	$28.8	$20.3	$16.0	$13.0	$1,750.0
	2017	155.3	—	41.7	75.0	62.5	55.1	44.9	26.3	15.3	10.8	7.5	339.0
	2018	221.6	—	—	50.8	115.8	103.5	89.1	56.7	30.6	16.9	11.3	474.7
	2019	211.6	—	—	—	51.3	126.0	114.0	83.4	55.3	33.3	17.4	480.7
Vintage	2020	166.3	—	—	—	—	48.3	105.8	74.6	54.2	38.4	22.7	343.9
	2021	156.9	—	—	—	—	—	45.0	72.9	52.5	38.1	29.2	237.7
	2022	269.5	—	—	—	—	—	—	39.3	110.8	90.3	75.5	315.9
	2023	530.5	—	—	—	—	—	—	—	91.3	219.3	215.9	526.6
	2024	723.3	—	—	—	—	—	—	—	—	120.6	466.2	586.8
	2025	832.1	—	—	—	—	—	—	—	—	—	139.8	139.8
	Total	$4,017.9	$1,170.1	$207.0	$252.6	$324.2	$400.4	$446.4	$382.0	$430.2	$583.7	$998.5	$5,195.2
(1)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	U.S. Distressed excludes credit card collections from zero basis accounts associated with our Emblem Brand Credit Card, which totaled $0.0 million in the year ended December 31, 2025 and $0.1 million in the year ended December 31, 2024.
(4)	Excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and do not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(5)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses and excludes collections associated with recovering charged-off accounts in our credit card origination business.
(6)	Canada Distressed excludes collections from zero basis accounts associated with Fidem Finance, Inc., which totaled $0.0 million in the year ended December 31, 2025 and $0.1 million in the year ended December 31, 2024.

Deployments

The following table displays our quarterly deployments for the years indicated.

Deployments by Geography and Business Line

	Years ended
	December 31,
(in Millions)	2025	2024
US Distressed	$520.5	$481.6
US Insolvency	104.3	71.1
UK Distressed & Insolvency	32.0	29.4
Canada Insolvency	115.0	61.9
Canada Distressed	26.6	33.5
Latin America Distressed	33.6	45.8
Total Purchases	$832.0	$723.3

Liquidity and Capital Resources

We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of December 31, 2025, unrestricted cash and cash equivalents totaled $23.2 million. Of the unrestricted cash and cash equivalent balance as of December 31, 2025, $15.7 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. Management believes that the Company has sufficient liquidity available to meet our operating cash needs and obligations for the next twelve months and the foreseeable future.

As of December 31, 2025, we had approximately $1,409.0 million in borrowings outstanding, net of unamortized debt issuance costs with $768.4 million of availability under our Revolving Credit Facility (as defined herein) (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of December 31, 2025, the amount available to be drawn was $768.4 million. For more information, see Note 8 to our combined and consolidated financial statements.

Net debt is calculated as total borrowings, adjusted to remove the contra-liability for unamortized debt issuance costs and subtract unrestricted cash. We present net debt because we consider it an important supplemental measure used for assessing our leverage. Our management believes net debt helps us provide enhanced year-to-year comparability of leverage and is useful to investors as other companies in our industry report similar financial measures. Net debt should not be considered as an alternative to total borrowings determined in accordance with GAAP. Our calculation of net debt may not be comparable to the calculation of similarly titled measures reported by other companies.

	Year Ended
	December 31,
(in Millions)	2025		2024
Total borrowings	$1,409.0		$1,194.7
Unamortized debt issuance costs	22.5		13.4
Unrestricted cash and cash equivalents	(23.2)		(35.5)
Net debt	1,408.4		1,172.6
Adjusted cash EBITDA	773.6		430.8
Leverage ratio (net debt / adjusted cash EBITDA)	1.82	x	2.72	x

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

We were in compliance with the covenants of our financing arrangements as of December 31, 2025. Financial covenants are important in determining the level of cash flow needed to maintain in relation to our ability to incur debt under our

Revolving Credit Facility. If these financial covenants are not complied with, we would be in breach of our Revolving Credit Facility agreement if not cured through an additional pay down within the designated timeframe.

Adjusted Cash EBITDA

Adjusted cash EBITDA is a supplemental non-GAAP financial measure used to evaluate our liquidity. Management believes adjusted cash EBITDA helps provide enhanced year-to-year comparability of our cash flow by aligning our collection expenses with our collections. Adjusted cash EBITDA should not be considered as an alternative to net cash provided by operating activities determined in accordance with GAAP.

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

Set forth below is a reconciliation of adjusted cash EBITDA to net cash provided by operating activities.

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$268.8	$168.2
Changes in prepaid expenses	(0.5)	7.8
Changes in accounts payable and accrued expenses	(46.9)	(36.7)
Provision for credit losses	(2.4)	(3.5)
Foreign exchange and other income (expense)	(7.7)	5.5
Cash interest paid	95.5	73.0
Provision for income taxes	30.5	8.7
Total portfolio revenue	(566.4)	(395.9)
Gross collections	998.7	584.5
Stock-based compensation	(7.9)	4.5
Canaccede exit incentive	1.4	7.7
Merger and acquisition and initial public offering related expenses	10.5	7.0
Adjusted Cash EBITDA	$773.6	$430.8

Revolving Credit Facility

On November 13, 2024, we amended our revolving credit facility (as supplemented or otherwise modified from time to time, the “Revolving Credit Facility”) under our Credit Agreement (defined below) with Citizens Bank, N.A., as administrative agent, and the lenders from time-to-time party thereto. As amended, the Revolving Credit Facility provides for borrowings in an aggregate principal amount of $825.0 million (subject to compliance with a borrowing base and applicable debt covenants) and matures on April 26, 2028. In May 2025, we issued $500.0 million aggregate principal amount of 2030 Notes (as defined below) and used a majority of the proceeds therefrom, net of fees, to pay down the outstanding balance under the Revolving Credit Facility. On October 27, 2025 the Company further amended and extended its credit agreement dated May 21, 2021, by and among CL Holdings, LLC, Jefferson Capital Systems, LLC, JC

International Acquisition, LLC, CFG Canada Funding LLC, Citizens Banks, N.A. and the lenders from time-to-time party thereto (the “Credit Agreement”) to an aggregate commitment of $1.0 billion via a syndication led by Citizens Bank.

As of December 31, 2025, there was $231.6 million aggregate principal amount of loans outstanding under the Revolving Credit Facility.

6.000% Senior Notes due 2026

On August 4, 2021, Jefferson Capital Holdings, LLC completed an offering of $300.0 million aggregate principal amount of 6.000% senior notes due 2026 (the “2026 Notes”) under an indenture (the “2026 Notes Indenture”), dated as of August 4, 2021, among Jefferson Capital, Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee. The 2026 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2026 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2026 Notes mature on August 15, 2026. As of December 31, 2025 there was $300.0 million aggregate principal amount of the 2026 Notes outstanding.

9.500% Senior Notes due 2029

On February 2, 2024, Jefferson Capital Holdings, LLC completed an offering of $400.0 million aggregate principal amount of 9.500% senior notes due 2029 (the “2029 Notes”) under an indenture (the “2029 Notes Indenture”), dated as of February 2, 2024, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2029 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. As of December 31, 2025, there was approximately $400.0 million aggregate principal amount of the 2029 Notes outstanding. The 2029 Notes mature on February 15, 2029.

8.250% Senior Notes due 2030

On May 2, 2025, Jefferson Capital Holdings, LLC completed an offering of $500.0 million aggregate principal amount of 8.250% senior notes due 2030 (the “2030 Notes”) under an indenture (the “New Notes Indenture”), dated as of May 2, 2025, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025.   As of December 31, 2025, there was approximately $500.0 million aggregate principal amount of the 2030 Notes outstanding.  The 2030 Notes mature on May 15, 2030.

Cash Flows Analysis for the Years Ended December 31, 2025 and 2024

The following table summarizes our cash flow activity for the years ended:

	Year Ended
(in Millions)	December 31,		Increase	%
Total cash flow provided by / (used in)	2025	2024	(Decrease)	Change
Operating activities	$268.8	$168.2	$100.6	59.8%
Investing activities	(401.9)	(542.4)	140.4	(25.9)%
Financing activities	149.7	388.8	(239.1)	(61.5)%
Exchange rate effects on cash balances held in foreign currencies	(7.3)	3.0	(10.3)	(347.4)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$9.3	$17.6	$(8.3)	(47.2)%

Operating Activities

The change in our cash flows from operating activities in the year ended December 31, 2025 was primarily due to collections recognized as revenue offset by cash paid for operating expenses, interest, and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for credit losses and depreciation and amortization and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments. Net cash provided by operating activities increased $100.6 million, or 59.8%, when compared to the year ended December 31, 2024.

Investing Activities

Cash used in investing activities is normally driven by purchases of investments in receivables. Cash provided by investing activities is mainly driven by collections applied to investments in receivables.

The change in our cash flow from investing activities increased $140.4 million in the year ended December 31, 2025, primarily due to increased collections applied to investment in receivables of $432.3 million when compared to the year ended December 31, 2024.

Financing Activities

Cash from financing activities is normally provided by draws on our Revolving Credit Facility and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our Revolving Credit Facility.

The change in our cash flow from financing activities decreased $239.1 million, primarily due to payments on our borrowings under our Revolving Credit Facility compared to the year ended December 31, 2024.

Contractual Obligations

Our contractual obligations as of December 31, 2025 were as follows:

		Less Than	1 - 3	4 - 5	More Than
(in millions)	Total	1 Year	Years	Years	5 Years
Operating leases	$5.0	$1.3	$2.6	$0.5	$0.6
Revolving credit facility(1)	238.4	238.4	—	—	—
Notes payable(2)	1,515.4	392.0	158.5	964.9	—
Purchase commitments(3)	274.5	224.8	49.7	—	—
Other liabilities	9.5	0.3	9.2	—	—
Total	$2,042.8	$856.8	$220.0	$965.4	$0.6
(1)	Includes estimated interest and unused line fees due on our Revolving Credit Facility and assumes that the outstanding balance on such facility remain constant from the December 31, 2025 balance to maturity.
(2)	Includes scheduled interest and principal payments on the 2026 Notes, 2029 Notes and 2030 Notes.
(3)	Reflects the expected remaining amount to be purchased under forward flow and other contracts for the purchase of receivable portfolios.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our combined and consolidated financial statements, which have been prepared in accordance with GAAP. Our significant accounting policies are fundamental to understanding our results of operations and financial condition because they require that we use estimates, assumptions and judgments that affect the reported amounts of revenues, expenses, assets and liabilities. Our significant accounting estimates are discussed in Note 1 to our combined and consolidated financial statements.

We have identified the total portfolio revenue estimate as critical because it requires significant judgment and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our results of operations or financial condition.

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

The following table summarizes the impact of a hypothetical 1% decrease and increase in ERC as of December 31, 2025 and 2024 on total portfolio revenue and income before taxes:

			1% Reduction in ERC			1% Increase in ERC
					Impact on			Impact on
		Portfolio		Portfolio	Income		Portfolio	Income
($ in Millions)	ERC	Revenue	ERC	Revenue	Before Taxes	ERC	Revenue	Before Taxes
2025	$3,379.8	$566.4	$3,346.0	$538.1	$(28.3)	$3,413.6	$594.7	$28.3
2024	$2,744.5	$395.9	$2,717.1	$373.6	$(22.3)	$2,772.0	$418.2	$22.3

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk from borrowings on our Revolving Credit Facility, as well as our interest-bearing deposits. As such, our combined and consolidated financial results are subject to fluctuations due to changes in market interest rates. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $231.6 million as of December 31, 2025.

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

Concentration Risk

A substantial percentage of our purchases are concentrated with a few large sellers. For the year ended December 31, 2025 and 2024, our five largest clients together accounted for 45.2% and 55.3% of our deployments, respectively, with the top client representing 23.6% and 32.9% of purchases for the same years, respectively.

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

In addition, we enter into forward flow purchase agreements with our customers on a regular basis, which provides pricing and contractual certainty and mitigates the risk of unforeseen client loss. As of December 31, 2025, we had $274.5 million of total committed forward flows.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Jefferson Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying combined and consolidated balance sheets of Jefferson Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related combined and consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte &Touche LLP

New York, New York

March 12, 2026

We have served as the Company’s auditor since 2022

Jefferson Capital, Inc.

Combined and Consolidated Balance Sheets

As of December 31, 2025 and 2024

(Amounts in thousands)

	2025	2024
Assets
Cash and cash equivalents	$23,231	$35,506
Restricted cash	24,320	2,737
Accounts receivable	12,245	16,532
Other assets	16,273	14,390
Investments in receivables, net	1,928,742	1,497,748
Credit card receivables (net of allowance for	16,312	17,176
credit losses of $1,784 and $1,907)
Property, plant and equipment, net	1,695	2,274
Other intangible assets, net	6,541	10,237
Goodwill	58,014	57,683
Total Assets	$2,087,373	$1,654,283

Liabilities
Accounts payable and accrued expenses	$95,208	$69,975
Other liabilities	4,179	4,860
Current tax liabilities	855	—
Deferred tax liabilities	101,957	2,193
Notes payable, net	1,409,039	1,194,726
Total Liabilities	$1,611,238	$1,271,754

Stockholders' Equity
Common Stock par value $0.0001 per share; 330,000,000 shares and 0 shares authorized as of December 31, 2025 and December 31, 2024 and 58,298,923 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	$6	$—
Additional paid-in capital	(49,549)	—
Retained earnings	522,632	398,122
Accumulated other comprehensive income (loss)	3,046	(15,593)
Total stockholders' equity	$476,135	$382,529
Total Liabilities and Stockholders' Equity	$2,087,373	$1,654,283

See accompanying notes to the combined and consolidated financial statements.

Jefferson Capital, Inc.

Combined and Consolidated Statements of Operations and Comprehensive Income

For the years ended December 31, 2025, 2024 and 2023

(Amounts in Thousands, except Per Share amounts)

	2025	2024	2023
Revenues
Total portfolio income	$560,416	$396,304	$306,529
Changes in recoveries	6,001	(419)	(12,955)
Total portfolio revenue	566,417	395,885	293,574
Credit card revenue	7,196	8,338	8,820
Servicing revenue	39,676	29,118	20,678
Total Revenues	613,289	433,341	323,072
Provision for credit losses	2,360	3,497	3,524
Operating Expenses
Salaries and benefits	64,584	48,112	36,527
Servicing expenses	187,201	130,889	101,696
Depreciation and amortization	5,254	2,608	2,372
Professional fees	18,641	11,396	6,833
Other selling, general and administrative	18,754	16,572	8,069
Total Operating Expenses	294,434	209,577	155,497
Net Operating Income	316,495	220,267	164,051

Other Income (Expense)
Interest expense	(105,784)	(77,239)	(48,108)
Foreign exchange and other income (expense)	7,725	(5,474)	4,641
Total other expense	(98,059)	(82,713)	(43,467)
Income Before Income Taxes	218,436	137,554	120,584
Provision for income taxes	(30,471)	(8,663)	(9,045)
Net Income	187,965	128,891	111,539
Net income attributable to noncontrolling interest	—	—	(20)
Net income attributable to Jefferson Capital, Inc.	$187,965	$128,891	$111,519
Foreign currency translation gain / (loss)	18,639	(13,951)	8,261
Comprehensive Income	$206,604	$114,940	$119,780

Earnings per share
Basic	$5.64	$—	$—
Diluted	5.64	—	—
Weighted average common shares outstanding
Basic	30,015	—	—
Diluted	30,015	—	—

See accompanying notes to the combined and consolidated financial statements.

Jefferson Capital, Inc.

Combined and Consolidated Statements of Stockholders’ Equity

(Amounts in Thousands, except per share amounts)

				Accumulated
				Other
	Common Stock		Contributions	Comprehensive	Additional	Retained	Non-Controlling	Total
	Share	Par	by Stockholder	Income (Loss)	Paid-in Capital	Earnings	Interests	Equity
Balance, December 31, 2022			$59,361	$(9,903)	$—	$164,915	$394	$214,767
Net income						111,519	20	111,539
Distribution to members			(30,564)					(30,564)
Foreign currency translation				8,261			9	8,270
Other				—			(423)	(423)
Balance, December 31, 2023			$28,797	$(1,642)	$—	$276,434	$—	$303,589
Net income						128,891		128,891
Distribution to members			(28,797)			(7,203)		(36,000)
Foreign currency translation				(13,951)				(13,951)
Balance, December 31, 2024	—	$—	$—	$(15,593)	$—	$398,122	$—	$382,529

Net income						187,965		187,965
Dividends to stockholders ($0.98 per share)						(63,455)		(63,455)
Reorganization adjustments					(75,492)			(75,492)
Shares issued	58,299	6			8,719			8,725
Stock based compensation					17,224			17,224
Foreign currency translation				18,639				18,639
Balance, December 31, 2025	58,299	$6	$—	$3,046	$(49,549)	$522,632	$	$476,135

See accompanying notes to the combined and consolidated financial statements.

Jefferson Capital, Inc.

Combined and Consolidated Statements of Cash Flows

For the years ended December, 31, 2025 and 2024

(Amounts in Thousands)

	2025	2024	2023
Cash flows from operating activities
Net income	$187,965	$128,891	$111,539
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,254	2,608	2,372
Amortization of debt issuance costs	6,223	4,253	2,911
Provision for credit losses	2,360	3,497	3,524
Stock-based compensation	17,224	—	—
Deferred income tax	21,465	(527)	(754)
Changes in assets and liabilities:
Other assets	(1,754)	(435)	(26,230)
Accounts receivable	4,594	(7,326)	17,861
Accounts payable and accrued expenses	25,482	37,248	8,996
Net cash provided by operating activities	268,813	168,209	120,219
Cash flows from investing activities
Purchases of receivables, net	(832,077)	(723,253)	(530,873)
Purchases of credit card receivables	(26,703)	(30,750)	(35,434)
Collections applied to investments in receivables, net	432,265	188,675	137,400
Collections applied to credit card receivables	25,657	29,174	32,319
Acquisition, net of cash acquired	—	—	(5,596)
Purchases of property and equipment, net	(1,085)	(6,211)	(1,227)
Net cash used in investing activities	(401,943)	(542,365)	(403,411)
Cash flow from financing activities
Proceeds from notes payable	1,187,797	1,082,484	654,734
Payments on notes payable	(969,295)	(650,398)	(328,413)
Payment of debt issuance costs	(15,348)	(7,266)	(5,898)
Dividends paid to stockholders	(63,455)	(36,000)	(30,564)
Proceeds from issuance of common stock	10,000	—	—
Net cash (used in) / provided by financing activities	149,699	388,820	289,859
Exchange rate effects on cash balances held in foreign currencies	(7,261)	2,975	(1,220)
Net (decrease) increase in cash and cash equivalents and restricted cash	9,308	17,639	5,447
Cash and cash equivalents and restricted cash, beginning of period	38,243	20,604	15,157
Cash and cash equivalents and restricted cash, end of period	$47,551	$38,243	$20,604

See accompanying notes to the combined and consolidated financial statements.

Jefferson Capital, Inc.

Combined and Consolidated Statements of Cash Flows

For the years ended December, 31, 2025 and 2024

(Amounts in Thousands)

	2025	2024	2023
Supplemental cash flow disclosures
Interest paid	$95,521	$58,125	$45,111
Income taxes paid	$8,434	$8,671	$9,045

New leases assumed	$566	$1,808	$2,407

Deferred tax liability recognized in connection with reorganization	$79,484	$—	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the accompanying combined and consolidated balance sheets that sum to the total of the same such amounts shown in the combined and consolidated statements of cash flows:

Cash and cash equivalents	$23,231	$35,506	$14,371
Restricted cash	24,320	2,737	6,233

Total cash and cash equivalents and restricted cash as shown in the combined and consolidated statements of cash flows	$47,551	$38,243	$20,604

See accompanying notes to the combined and consolidated financial statements.

1.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying combined and consolidated financial statements include our accounts and those of our wholly-owned subsidiaries, and they reflect all adjustments which are necessary for a fair statement of results of operations, financial position, and cash flows as if entities had been combined for all years presented and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such combined and consolidated financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

The Company has elected to condense certain immaterial balance sheet line items, specifically, prepaid expenses and current tax receivable with existing assets classified as other assets into a single “other assets” caption on the balance sheet. The reclassification of the immaterial items does not change the underlying measurement, recognition, or total amounts reported on the balance sheet. Affected line items on the statement of cash flows were also recast and presented in a manner consistent with the revised balance sheet presentation. All prior year amounts were reclassified to conform to the current year presentation, as applicable, and in accordance with ASC 250-10-50-1(b).

All intercompany transactions and balances have been eliminated in consolidation.

Translation of Foreign Currencies

Foreign currency translation adjustments result from the process of translating financial statements from the Company’s foreign subsidiaries’ functional currency into the Company’s reporting currency. Translation adjustments are reported as a component of other comprehensive income. Revenues and expenses are translated utilizing average exchange rates during the year and assets and liabilities are translated utilizing the expense rate in effect on the date of the combined and consolidated balance sheets.

The combined and consolidated financial statements of certain of the Company’s foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities of foreign operations are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated into U.S. dollars using average exchange rates in effect during each period. The resulting translation adjustments are recorded as a component of other comprehensive income or loss. Equity accounts are translated at historical rates, except for the change in retained earnings during the year which is the result of the income statement translation process. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Translation gains or losses are the material components of accumulated other comprehensive income or loss.

Use of Estimates

The combined and consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and these principles require making estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the combined and consolidated financial statements, as well as the reported amounts of revenues and expenses during each reporting period. These estimates are based on information available as of the date of the combined and consolidated financial statements. The actual results could differ materially from these estimates. Significant estimates include the determination of recovery income associated with the investment in receivables and allowance for credit losses. The recognition of revenue from previously charged-off receivables is primarily calculated using ASC 326 – Financial Instruments – Credit Losses, which is commonly referred to as the Current Expected Credit Loss model or “CECL,” which is based on expected future collections and involved significant judgement, including forecasts of macroeconomic conditions and collection trends, which are inherently uncertain and may change over time. Additionally, estimates of future credit losses on credit card receivables may  have a significant effect on the provision for credit losses.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. The Company maintains its cash and cash equivalents in multiple financial institutions and certain account balances exceed federally insurable limits. To date, the Company has experienced no loss or lack of access to cash in its bank accounts. The Company believes any risks are mitigated by maintaining cash with highly rated financial institutions. The carrying amounts reported in the combined and consolidated statements of financial condition for cash and cash equivalents approximate their fair value.

Restricted Cash

Cash that is subject to legal restrictions or is unavailable for general operating purposes is classified as restricted cash.  As part of the Bluestem acquisition, $20.0 million of the net purchase price was placed in escrow to secure post-closing implementation obligations which increased the balance as of December 31, 2025 to $24.3 million from $2.7 million at December 31, 2024.

Other Assets

Other assets consist of leases, deposits the Company is required to maintain with third parties (other than restricted cash), prepaid obligations such as rent and postage, receivables due from third parties and other assets.

Leases

The Company recognizes a liability for future lease payments and a right-of-use ("ROU") asset, representing its right to use the underlying asset for the lease term, in Other assets in the combined and consolidated balance sheets. The Company’s lease portfolio primarily includes corporate offices. Its leases have remaining lease terms from one to six years, some of which include options to extend the leases, the longest of which is for up to five years; while others include options to terminate the leases in accordance with specified notice periods.

Exercises of lease renewal options are typically at the Company's sole discretion, with renewal periods included in ROU assets and lease liabilities based upon whether the Company is reasonably certain of exercising the renewal options and/or not exercising the termination options. Since most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments.  The incremental borrowing rate is the rate of interest that the Company would expect to pay to borrow over a similar term, and on a collateralized basis, an amount equal to the lease payments in a similar economic environment.

The Company elected not to apply the recognition requirements to short-term leases and not to separate non-lease components from lease components for operating leases.

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

Income Recognition: Under ASC 326, revenue related to investments in receivables is recognized for accretion / amortization due to the passage of time, changes in current year expected recoveries due to variances between actual and expected collections, and changes in future expected recoveries, discounted to present value. Discount accretion due to the passage of time based on the established pool effective interest rate is shown in “Total portfolio income” of the combined and consolidated statement of operations. Changes in current period expected recoveries due to variances between actual and expected collections and changes in future expected recoveries, discounted to present value, are shown in “Changes in recoveries” of the combined and consolidated statement of operations. Additionally, the Company recognized performing loans carried at amortized cost and include accrued interest receivable, deferred fees, and costs. These loans are shown in “Total portfolio income” on the combined and consolidated statement of operations.

Credit Card Receivables

The Company’s Credit Card Receivables consist primarily of credit card receivables held for investment. Loans are carried at amortized cost and include accrued interest receivable, deferred fees, and costs. Upfront fees and costs are expensed as incurred. Interest income is recognized on loans and fees receivable using the contractual interest rate. The Company considers loans to be past due when they are 90 days or more past due, at which time the Company places the loans on nonaccrual status. It is the Company’s policy to write off loans when they are 180 days past due, or sooner if facts and circumstances indicate earlier non-collectability.

Allowance for Credit Card Credit Losses

The Company provides an allowance for credit losses on credit card loans and fees receivable. Judgement is required to assess the estimate of current expected credit losses. Management continuously evaluates its estimate for determining the most appropriate allowance for credit losses. The allowance for credit losses on loans and fees receivable is computed at the pool level using a roll-rate methodology. Management considers several factors in the measurement of the allowance, including historical loss rates, current delinquency and roll-rate trends, the effects of changes in the economy, changes in underwriting criteria, and estimated recoveries. The estimated allowance consists of both qualitative and quantitative adjustments. A reasonable and supportable forecast is considered as part of the qualitative adjustments, as permitted by ASC 326. The allowance is estimated based on the amortized cost basis of the loan including principal, accrued interest receivable, deferred fees, and costs. The Company places receivables on non-accrual at 90 days past due and writes off the accrued interest at 180 days past due. Expected recoveries are included in the measurement of the allowance for credit losses.

The Company does not record an allowance related to unfunded commitments as these agreements are unconditionally cancelable by the Company.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are expensed when incurred. Expenditures for major renewals that extend the useful lives of fixed assets are capitalized and depreciated over the useful lives of such assets. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Category of Property and Equipment	Estimated Useful Life
Software and computer equipment	Three years
Equipment	Three years
Furniture and fixtures	Five years
Leasehold improvements	Remaining term of the lease

The Company periodically reviews property and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss is included in the Company’s combined and consolidated statement of operations.

Other Intangible Assets

The determination of the recorded value of intangible assets acquired in a business combination requires management to make estimates and assumptions that affect the Company’s combined and consolidated financial statements. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. An estimate of fair value can be affected by many assumptions that require significant judgment. The Company amortizes identifiable intangible assets with finite lives over their useful lives.

Goodwill

Goodwill represents the excess of purchase price over the value assigned to tangible and identifiable intangible assets, liabilities assumed, and noncontrolling interest of businesses acquired. Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite.

The Company has historically performed its annual goodwill impairment test as of June 30 of each year. For the annual impairment test as of June 30, 2025, the Company performed a qualitative assessment of whether it was more likely than not that any of the Company's reporting unit's fair value was less than its carrying amount. After completing the assessment, the Company determined that it was more likely than not that the estimated fair value of any reporting units exceeded the carrying amount and that no impairment existed as of the assessment date.

Effective as of the fourth quarter 2025 and prospectively, the Company changed the annual goodwill impairment testing date from June 30 to October 1. The Company does not believe that the change in the date of our annual goodwill impairment test is a material change in the method of applying an accounting principle nor does it expect that it will result in any delay, acceleration or avoidance of impairment. The Company believes this date of the annual goodwill impairment test is preferable because it aligns with the timing of the annual strategic planning process which largely occurs during the fourth quarter. The change has been applied prospectively beginning on October 1, 2025; retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods. Other than the anticipated change in the date of our annual goodwill impairment test, there have been no other changes to any other significant accounting policy as further described in “Note 1, Summary of Significant Accounting Policies, of the Notes to the Combined and Consolidated Financial Statements in the Company's Annual Report”.

As of the annual impairment test date of October 1, 2025, the Company performed a qualitative assessment of whether it was more likely than not that the Company’s reporting unit’s fair value was less than its carrying amount. The Company determined that it was not more likely than not that the estimated fair value of any reporting units exceeded the carrying amount, and accordingly, no impairment existed as of the Company’s October 1 annual goodwill impairment test date.

Goodwill is tested at the reporting unit level annually for impairment and in interim periods if certain events occur indicating the fair value of a reporting unit may be below its carrying value. See “Note 7 Goodwill and Identifiable Intangible Assets” for further discussion of the Company’s goodwill and other intangible assets.

Revenue Recognition

The Company’s revenues primarily include Revenues from receivable portfolios associated with Investments in receivables, which is revenue recognized from engaging in debt purchasing and recovery activities. The Company fully writes off the amortized costs (i.e., face value net of noncredit discount) of the individual receivables it acquires immediately after purchasing the portfolio as each receivable is deemed uncollectible on an individual unit-of-account basis. When grouped together, the receivables are expected to have recoveries on an aggregate basis. Therefore, the Company then records a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “Investment in receivable portfolios, net” in the Company’s combined and consolidated balance sheet. The discount rate is an EIR established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. In recent periods the Company has purchased, and plans to continue to purchase, performing receivable portfolios at a deep discount. The credit quality of these portfolios continues to meet the definition of PCD, but the Company believes it will generate collections and recoveries due to its debt recovery methods and strategies.

Total portfolio revenue includes two components:

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

Putbacks

Agreements to acquire investments in receivables include general representations and warranties from the sellers covering matters such as account holder death or insolvency and accounts settled or disputed prior to sale. The representation and warranty period permitting the return of these accounts from the Company to the seller is typically 120 to 180 days. Any funds received from the seller as a return of purchase price are referred to as putbacks. Putback funds are included in collections when received.

Credit Card Revenue

Credit card revenue includes interest income, annual fees, late fees, as well as interchange fees, cash advance fees and other miscellaneous items from credit card transactions. Interest income is accrued monthly based on the outstanding receivables and their contractual interest rates.

Servicing Revenue

The Company recognizes servicing revenue following ASC 860, Transfers and Servicing. Servicing revenue consists fee-based income earned on accounts collected on behalf of others, primarily credit originators. The Company earns fee-based income by providing debt servicing to credit originators for nonperforming loans in the United States, Canada, and the United Kingdom.

Servicing Expenses

Servicing expenses primarily include collections and customer service expenses associated with previously charged off receivables, such as the cost of outsourced collections, debtor correspondence, and other direct expenses associated with collections and customer service efforts.

Income Taxes

The provision for income taxes is estimated using the asset and liability method of accounting for income taxes, under which deferred tax assets and liabilities are recognized based on temporary differences between the financial statement and income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which the differences are expected to be realized or settled. At each reporting date, the Company considers new evidence, both positive and negative, that could affect future realization of deferred tax assets including historical earnings, taxable income in prior carryback years if permitted under tax law, projections of future income, timing of reversing temporary differences and the implementation of feasible and prudent tax planning strategies.

In the event that it is more likely than not that all or part of the deferred tax assets are determined not to be realizable in the future, the Company would establish or increase a valuation allowance in the period such determination is made, with a corresponding charge to earnings. If the Company realizes deferred tax assets that were previously determined to be unrealizable, the Company would release or decrease the respective valuation allowance, with a corresponding positive adjustment to earnings.

The calculation of tax liabilities involves significant judgement in estimating the impact and timing of resolution of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with the Company’s expectations could have a material impact on the Company’s results of operation and financial position. The Company records liabilities related to uncertain tax positions when it believes that it is more likely than not that those positions may not be fully sustained upon review by tax authorities, despite its belief that those tax return positions are supportable. The Company includes interest and penalties related to income taxes within its provision for income taxes. See “Note 12 Income Taxes” for further discussion.

Stock-Based Compensation

The Company determines stock-based compensation expense for all share-based payment awards based on the measurement date fair value. The Company has certain share awards that include market conditions that affect vesting, the fair value of these shares is estimated using a lattice model. Compensation cost is not adjusted if the market condition is not met, as long as the requisite service is provided. For share awards that require service and performance conditions, the Company recognizes compensation cost only for those awards expected to meet the service and performance vesting conditions over the requisite service period of the award. Forfeiture rates are estimated based on the Company’s historical experience. Stock-based compensation expenses are included in “Salaries and Employee Benefits” in the Company’s combined and consolidated statements of operations. See “Note 10 Stock-Based Compensation” for further discussion.

Recently Adopted Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax related disclosures. This standard is effective for fiscal years beginning after December 15, 2024. We have evaluated the impact of adopting this ASU and incorporated the changes prospectively into our combined and consolidated financial statements and disclosures.

Recent Accounting Standards or Updates Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, to amend certain disclosure and presentation requirements for a variety of topics within the Accounting Standards Codification (“ASC”). These amendments align the requirements in the ASC to the removal of certain disclosure requirements set out in Regulation S-X and Regulation S-K, announced by the SEC. The effective date for each amended topic in the ASC is either the date on which the SEC’s removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or on June 30, 2027, if the SEC has not removed the requirements by that date. Early adoption is prohibited. The Company is currently evaluating these provisions and the impact they may have on its combined and consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expenses for public business entities. The objective of ASU 2024-03 is to address requests from investors for more detailed information about the types of expenses. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The effective date for annual reporting periods is after December 15, 2026, and interim periods within those annual periods beginning after December 15, 2027. The Company is currently evaluating the provisions of this ASU and the impact they may have on its combined and consolidated financial statements and related disclosures.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The update amends the accounting for purchased loans by eliminating the recognition of a day-one provision for expected credit losses for certain purchased loans and expanding the application of the gross-up approach previously applicable to purchased credit-deteriorated (“PCD”) assets. Under the amended guidance, expected credit losses for qualifying purchased loans are reflected in the amortized cost basis of the loans at acquisition rather than recognized as a credit loss expense at acquisition. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The standard is to be applied prospectively to purchased loans acquired on or after the date of adoption. The Company is currently evaluating the provisions of this ASU and the impact they may have on its combined and consolidated financial statements and related disclosures.

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

Historical earnings per unit are not meaningful or comparable because, prior to the IPO and Reorganization, Jefferson Capital Holdings, LLC, the predecessor to Jefferson Capital, Inc., was a single member limited liability company. Accordingly, earnings per unit are not presented for the year ended December 31, 2024. In addition, because the nature of the Reorganization described in Note 1 does not constitute a stock dividend, stock split or reverse stock split, basic EPS and diluted EPS does not give retroactive effect to the Reorganization in a manner similar to a stock split or stock dividend in the historical financial statements of the Company. Therefore, EPS for periods preceding the Reorganization and IPO is not presented.

The computation of earnings per share for the year ended December 31, 2025 are (in thousands, except per share and footnote amounts):

	For the Year Ended December 31,
	2025	2024	2023
Basic EPS
Numerator
Net income	$187,965	$128,891	$111,519
Less: Earnings allocated to participating securities	18,590	—	—
Net income available to common stockholders	169,375	128,891	111,519

Denominator
Weighted average shares outstanding(1)	30,015	—	—
Basic EPS	$5.64	$—	$—

Diluted EPS
Numerator
Net income available to common stockholders	$169,375	$128,891	$111,519
Reallocation of earnings from participating securities	—	—	—
Net income available to common stockholders for diluted EPS	$169,375	$128,891	$111,519

Denominator
Weighted average shares outstanding(1)	30,015	—	—
Weighted average effect of dilutive securities:
Options(2)	—	—	—
Nonvested restricted stock	—	—	—
Number of shares used for diluted EPS computation	30,015	—	—
Diluted EPS	$5.64	$—	$—

(1)	Weighted average common shares outstanding used in the computation of basic and diluted EPS for the year ended December 31, 2025 is determined using the period from June 27, 2025, the date of the IPO, through December 31, 2025.
(2)	Weighted options outstanding of 477,542 as of December 31, 2025 were determined to be antidilutive and excluded from the dilutive EPS computation.

3.Acquisitions

Effective December 4, 2025, the Company’s U.S. subsidiary Jefferson Capital Systems, LLC completed a portfolio acquisition of credit card assets from affiliates of Bluestem Brands (“Bluestem”). As part of the transaction, Jefferson Capital paid a net purchase price of $196.3 million to acquire a revolving loan portfolio for which the ability to draw on the receivables has been suspended with face value of $407.7 million. The net purchase price reflected adjustments for interim portfolio cash flows, net of servicing expense and adjusted for new purchases from a cut-off date of June 30, 2025 through the closing date of December 4, 2025 as well as $0.2 million in direct transaction costs.  In addition, $20.0 million of the net purchase price was placed in escrow to secure post-closing implementation obligations.  The Company does not intend to pursue ongoing originations through the Bluestem platform, and the acquisition does not include any Bluestem retail operations or assets.

The Bluestem Portfolio Purchase was accounted for as an asset acquisition in accordance with ASC 805-50, Business Combinations—Related Issues. Under the asset acquisition method of accounting, the cost of the acquired asset group was allocated to the individual assets acquired and liabilities assumed based on their relative fair values as of the acquisition date. The acquired receivables were determined to be purchased financial assets with credit deterioration (“PCD”) in accordance with ASC 326, Financial Instruments—Credit Losses. At the acquisition date, the Company recorded an allowance for expected credit losses with a corresponding increase to the amortized cost basis of the acquired receivables

(the “gross-up” approach). Accordingly, the initial allowance for credit losses was not recognized through earnings on the acquisition date.

The Company has determined the relative fair values of the assets acquired, as of the date of acquisition, as presented (in thousands):

Purchase Price:
Total purchase consideration paid		$196,303

Allocation of purchase price:
Investments in receivables, net:
Unpaid principal balance	407,718
Allowance for credit losses at time of acquisition	(304,792)
Non-credit premium / (discount)	93,376
Total investments in receivables, net		$196,303

In the year ended December 31, 2025, the Company recognized portfolio revenue of $5.4 million, and net operating income of $2.5 million related to the Bluestem portfolio purchase.

Effective December 3, 2024, the Company’s U.S. subsidiary Jefferson Capital Systems, LLC entered into a definitive agreement to purchase certain assets from Conn’s, Inc. (“Conn’s) though a bankruptcy process for $244.9 million in cash (the “Conn’s Portfolio Purchase”).

Jefferson Capital Systems, LLC hired 197 of the former full-time equivalents (“FTE”) of Conn’s on December 4, 2024, to manage and service the assets acquired in the Conn’s Portfolio Purchase through their remaining life and entered into certain vendor contracts to maintain continuity of account servicing. In addition, Jefferson Capital Systems, LLC was assigned a lease in San Antonio, Texas that had originally been entered into by Conn’s on November 10, 2024, at Jefferson Capital Systems, LLC’s request, in part to ensure that the Company would have its desired facility in place by the closing of the Conn’s Portfolio Purchase. Jefferson Capital relocated the 197 new FTE of Jefferson Capital Systems, LLC to the new San Antonio facility in January 2025. As of December 31, 2025 91 FTE remain.

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

Purchase Price:
Total purchase consideration paid		$244,937

Allocation of purchase price:
Cash and cash equivalents		1,224
Investments in receivables, net:
Unpaid principal balance	566,696
Allowance for credit losses at time of acquisition	(251,317)
Non-credit discount	(89,316)
Investment in previously charged-off receivables	11,964
Total investments in receivables, net		238,028
Prepaid expenses and other assets:
Lease (ROU asset)	789
Information Technology Hardware	413
Total prepaid expenses and other assets:		1,202
Other intangible assets:
Intellectual property	2,881
Assembled workforce	2,391
Total other intangible assets		5,272

Accounts payable and accrued expenses
Lease (ROU liability)		789

Total net assets acquired		$244,937

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

In the year ended December 31, 2025, the Company recognized portfolio revenue of $95.8 million, servicing revenue of $10.0 million and net operating income of $73.2 million related to the Conn’s portfolio purchase.

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

The carrying amounts in the following table are recorded in the combined and consolidated balance sheet as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Investments in receivables, net	$1,928,742	$2,156,926	$1,497,748	$1,646,535
Credit card receivable, net	16,312	16,312	17,176	17,176

Financial Liabilities
Revolving credit facility	231,584	231,584	508,146	513,799
Senior unsecured bond due 2026	299,200	300,330	297,828	299,478
Senior unsecured bond due 2029	395,775	421,200	394,405	424,792
Senior unsecured bond due 2030	493,046	525,560	—	—

Investment in receivables, net

The fair value of investments in receivables, net is measured using Level 3 inputs by discounting the estimated future cash flows generated by the Company’s proprietary forecasting models. The key inputs include the estimated future gross cash flow, average cost to collect, and a discount rate. The determination of such inputs requires significant judgment. The Company evaluates the use of key inputs on an ongoing basis and refines the data as it continues to obtain market data. See Note 5 to the combined and consolidated financial statements for additional information.

Credit card receivables, net

The fair value approximates the carrying value, due to their short-term nature and is measured using Level 3 inputs.

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

5.Investment in receivables, net

The following table presents the roll forward of the balance of the investment in receivables, net for the following years (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Balance, beginning of year	$1,497,748	$984,496
Purchases	832,077	723,253
Cash collections	(998,637)	(584,559)
Total portfolio income	560,416	396,304
Changes in expected current period recoveries	8,089	12,522
Changes in expected future period recoveries	(2,088)	(12,941)
Foreign currency adjustments	31,137	(21,327)
Balance, end of year	$1,928,742	$1,497,748

The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the years presented (in thousands):

	For the Year Ended
	December 31,
	2025	2024
Purchase price	$832,077	$497,189
Allowance for credit losses	11,496,126	8,161,280
Amortized cost	12,328,203	8,658,469
Noncredit discount	702,539	540,042
Face value	13,030,742	9,198,511
Write-off of amortized cost	(12,328,203)	(8,658,469)
Write-off of noncredit discount	(702,539)	(540,042)
Negative allowance	832,077	497,189
Negative allowance for expected recoveries	$832,077	$497,189

For the year ended December 31, 2025, the Company purchased receivable portfolios with face values of $13,030.7 million for a purchase price of $832.1 million or 6.4% of face value. For the year ended December 31, 2024, the Company purchased receivable portfolios with face values of $9,198.5 million for a purchase price of $723.3 million or 7.9% of face value. The price paid relative to the face amount of receivables will vary based upon the type of debt purchased, the age of the debt at the time of acquisition and the overall debt acquisition market. The percentage reported represents the weighted average of activity for the year and is a function of the mix of assets acquired in any year. For the receivables purchased in the years ended December 31, 2025 and 2024, the estimated amount of cash flows to be collected were $1,534.6 million and $1,423.4 million (as of purchase), respectively.

Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Actual collections during the years ended December 31, 2025, and 2024, overperformed the projected collections by approximately $8.1 million and $12.5 million, respectively, primarily driven by continued strong collection performance.

When reassessing the forecasts of expected lifetime recoveries during the year ended December 31, 2025, management considered historical and current collection performance and believes that for certain static pools sustained collections underperformance resulted in decreased total expected recoveries. As a result, the Company has updated its forecast, resulting in a net decrease of total estimated remaining collections, which in turn, when discounted to present value, resulted in a change in expected future period recoveries of approximately $2.1 million and $12.9 million during the years ended December 31, 2025, and 2024, respectively.

At the time of the Bluestem portfolio purchase, which consisted primarily of performing receivables, the Company established an allowance for credit losses of $304.8 million. Additionally, the Company also established a non-credit premium of $93.4 million at the time of purchase

At the time of the Conn’s portfolio purchase, which consisted primarily of performing receivables, the Company established an allowance for credit losses of $251.3 million. Additionally, due to the discount paid to face value on the portfolio, the Company also established a non-credit discount of $89.3 million at the time of purchase.

The Company places performing receivables on nonaccrual status when the receivables are greater than 90 days. To facilitate the monitoring of credit quality for performing receivables, and for the purpose of determining an appropriate allowance for losses for these receivables, the Company utilizes payment history and current payment status. The table below presents the information on the past due and non-accrual buckets for the assets acquired in the Conn’s portfolio purchase, and does not include all other purchased loans as they were charged-off at the time of purchase, as of December 31, 2025 and 2024 (in thousands):

Delinquency vintage	2025	2024
United States
Current	$326,381	$352,403
30-59	49,467	33,683
60-89	39,402	29,685
>90	109,562	121,337
Total	$524,812	$537,108

The following table presents non-accrual performing loans by segment as of December 31, 2025 and 2024 (in thousands):

	2025		2024
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	109,562	—	121,337	—
Total	$109,562	$—	$121,337	$—

6.Credit Card Receivables

The following table summarizes gross credit card receivables, before allowance for credit losses, by geography (in thousands):

	As of December 31,	As of December 31,
	2025	2024
United States	8,615	7,470
Canada	9,480	11,613
Total	$18,095	$19,083

The Company places credit card receivables on nonaccrual status when the credit card receivables are greater than 90 days past due or within 60 days of being notified that the customer is in bankruptcy status, whichever is earlier.

The below tables present the information on the Company’s past due and non-accrual credit card receivables as of December 31, 2025, and 2024.

Age analysis of past-due credit card receivables at December 31, 2025 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing (1)
United States	$323	$210	$588	$1,121	$7,494	$8,615	$—
Canada	232	130	333	695	8,786	9,480	—
Total	$554	$340	$921	$1,815	$16,280	$18,095	$—

Age analysis of past-due credit card receivables at December 31, 2024 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing (1)
United States	$196	$177	$551	$924	$6,546	$7,470	$—
Canada	281	157	339	777	10,836	11,613	—
Total	$477	$334	$890	$1,701	$17,382	$19,083	$—

Allowance for Credit Losses

The following table summarizes the change in the allowance for credit losses for the Company’s credit card receivables portfolio (in thousands).

	United States	Canada	Total
Balance as of December 31, 2023	$1,109	$1,104	$2,213
Charge-offs	(2,028)	(1,775)	(3,803)
Provision	1,876	1,621	3,497
Balance as of December 31, 2024	$957	$950	$1,907
Charge-offs	(1,857)	(1,465)	(3,323)
Recoveries	329	509	838
Provision	1,579	782	2,361
Balance as of December 31, 2025	$1,008	$775	$1,784

Non-Accrual Loans

The following table presents non-accrual loans by segment (in thousands).

	As of December 31, 2025		As of December 31, 2024
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	$588	$—	$551	$—
Canada	333	—	339	—
Total	$921	$—	$890	$—

No interest income was recorded for the non-accrual receivables for the year ended December 31, 2025.

7.Goodwill and Other Intangible Assets

The Company tests goodwill for impairment at least annually as of October, or more frequently, if certain events or circumstances warrant. During the years ended December 31, 2025, and 2024, no impairment of goodwill was recorded.

The following table summarizes the changes in goodwill (in thousands) in the Company’s reportable segments:

	United	United		Latin
	States	Kingdom	Canada	America	Total
Goodwill
December 31, 2023	$31,633	$18,120	$7,417	$—	$57,170
Acquisitions	—	1,089	—	—	1,089
Impact of FX translation	—	—	(576)	—	(576)
December 31, 2024	$31,633	$19,209	$6,841	$—	$57,683
Impact of FX translation	—	—	331	—	331
December 31, 2025	$31,633	$19,209	$7,172	$—	$58,014

Intangible assets
December 31, 2023	$2,653	$—	$3,866	$—	$6,519
Acquisitions	5,272	—	—	—	5,272
Less: Amortization	(677)	—	(607)		(1,284)
Impact of FX Translation	—	—	(270)	—	(270)
December 31, 2024	$7,248	$—	$2,989	$—	$10,237
Less: Amortization	(3,234)	—	(595)	—	(3,829)
Impact of FX Translation	—	—	133	—	133
December 31, 2025	$4,014	$—	$2,527	$—	$6,541

The estimated amortization expense for the next five years is as follows:

Amount
2026	$2,248
2027	1,466
2028	889
2029	889
2030	387
Thereafter	660
Total future minimum amortization expense	$6,541

The amortization expense for intangible assets subject to amortization was $3.8 million, $1.3 million and $0.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.

8.Notes Payable, Net

	As of December 31,		As of December 31,
	2025		2024
	Amount	Interest	Amount	Interest
(in thousands)	Outstanding	Rate	Outstanding	Rate
Senior unsecured bond due 2026	$300,000	6.00%	$300,000	6.00%
Senior unsecured bond due 2029	400,000	9.50%	400,000	9.50%
Senior unsecured bond due 2030	500,000	8.25%	—	—
Revolving credit facility	231,584	6.79%	508,146	7.51%
Total	$1,431,584	7.89%	$1,208,146	7.79%
Unamortized debt issuance costs	(22,544)		(13,420)
Notes Payable, net	$1,409,039		$1,194,726

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

Percentage
Dates	of Principal
2026	100.000%

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

The 2026 Notes incurred issuance costs of $6.9 million, including legal expenses and origination fees, which reduces the carrying amount of the 2026 Notes. These costs were capitalized at the time of issuance and are being amortized to interest expense over the 5-year term of the 2026 Notes. At December 31, 2025, the unamortized balance of the deferred debt issuance costs was $0.8 million.

On February 28, 2022, the Company amended its credit agreement entered into on May 21, 2021 (as amended, the “Credit Agreement”) to include a new $150.0 million Canadian sub-facility to go alongside the $35.0 million UK sub-facility.

On April 26, 2023, the Company amended and extended its Credit Agreement to an aggregate commitment of $600 million with a 5-year maturity of April 26, 2028.

On September 29, 2023, the Company further amended its Credit Agreement to an aggregate commitment of $750 million and modified its sub-facility limits to $85 million for the Canadian sub-facility and $50 million for the U.K. sub-facility.

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

On November 13, 2024, the Company further amended its Credit Agreement to an aggregate commitment of $825 million through the exercise of its accordion feature and modified its sub-facility limits to $110 million for the Canadian sub-facility and $665 million for the U.S. sub-facility.

On October 27, 2025 the Company further amended and extended it Credit Agreement to an aggregate commitment of $1.0 billion via a syndication led by Citizens Bank. This effected certain amendments to the terms of the credit facility under the Existing Credit Agreement, including, among other things:

●	An increase of the aggregate commitments as defined in the Credit Agreement capital by $175,000,000 to $1,000,000,000
●	A reduction of the interest rate margins applicable to loans outstanding under the Revolving Credit Facility (defined below) by fifty (50) basis points
●	A reduction of the non-use fee rate for unutilized commitments under the Revolving Credit Facility by five (5) basis points and a reduction of the maximum applicable non-use fee rate for unutilized commitments to thirty-five (35) basis points
●	Elimination of any credit spread adjustments from the calculation of the interest rate applicable to loans outstanding under the Revolving Credit Facility
●	Extension of the maturity of the Revolving Credit Facility to October 27, 2030, subject to such maturity being reduced to 91 days in advance of the earliest final scheduled maturity date of either the 9.500% Senior Notes due February 15, 2029 or the 8.250% Senior Notes due May 15, 2030, in each case issued by Jefferson Capital Holdings, LLC
●	Removal of the existing financial covenant requiring a minimum tangible net worth of certain subsidiaries
●	Customary changes (including changes to financial reporting requirements and ‘change of control’ thresholds) to reflect the status of Jefferson Capital as a public company.

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

Percentage
Dates	of Principal
2027	104.750%
2028	102.375%
2029 and thereafter	100.000%

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

The 2029 Notes incurred issuance costs of $6.8 million, including legal expenses and origination fees, which reduce the carrying amount of the 2029 Notes. These costs were capitalized at the time of issuance and are being amortized to interest expense over the 5-year term of the 2029 Notes. At December 31, 2025, the unamortized balance of the deferred debt issuance costs was $4.2 million.

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

At any time prior to May 15, 2027, the 2030 Notes may be redeemed at Jefferson Capital Holdings, LLC’s option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest thereon, if any, to but excluding the applicable date of redemption, subject to the rights of holders of 2030 Notes on the relevant record date to receive interest due on the relevant interest payment date, plus the applicable premium as of the applicable redemption date. On and after May 15, 2027, the 2030 Notes may be redeemed, at Jefferson Capital Holdings, LLC’s option, in whole or in part, at any time and from time to time, at the redemption prices set forth below. The 2030 Notes will be redeemable at the redemption prices (expressed as percentages of principal amount of the 2030 Notes to be redeemed) set forth below plus accrued and unpaid interest thereon, if any, excluding the applicable redemption date, subject to the right of holders of the 2030 Notes on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on May 15 of each of the years indicated below:

Percentage
Dates	of Principal
2027	104.125%
2028	102.063%
2029 and thereafter	100.000%

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

The 2030 Notes incurred issuance costs of $8.0 million, including legal expenses and origination fees, which reduce the carrying amount of the 2030 Notes. These costs were capitalized at the time of issuance and are being amortized over the 5-year term of the 2030 Notes. At December 31, 2025, the unamortized balance of the capitalized deferred debt costs was $7.0 million.

Components of interest expense for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the Year Ended
	December 31,
	2025	2024	2023
Interest expense	$99,561	$72,986	$45,197
Amortization of debt issuance costs	6,223	4,253	2,911
Total Interest Expense	$105,784	$77,239	$48,108

As of December 31, 2025, the outstanding balances of notes payable were $1,409.0 million with a weighted average interest rate of 7.89%. In comparison, as of December 31, 2024, the outstanding balances of notes payable were $1,194.7 million with a weighted average interest rate of 7.79%.

The Company incurred costs related to the issuance and origination of its notes payable which are deferred and recorded net of the debt balance and amortized to interest expense over the life of the debt on an effective interest method. The unamortized debt issuance costs related to the notes payable were $22.5 million and $13.4 million as of December 31, 2025, and 2024, respectively.

Minimum future payments on notes payable as of December 31, 2025, are summarized as follows:

		Less Than	1 - 3	4 - 5	More Than
(in millions)	Total	1 Year	Years	Years	5 Years
Revolving credit facility	$238.4	$238.4	$—	$—	$—
Notes payable	1,515.4	392.0	158.5	964.9	—
Total	$1,753.8	$630.4	$158.5	$964.9	$—

As of December 31, 2025, the Company was in compliance with all the financial covenants of its notes payable.

9.Leases

The Company enters into leases as a lessee for data centers, office space, and technology equipment.  Lease expense associated with these arrangements are included in other selling, general and administrative expenses in the Company’s combined and consolidated statements of operations.

The components of lease expense for the year ended December 31, 2025, 2024 and 2023, are presented as follows (in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Operating lease costs	$2,173	$1,587	$1,489
Total lease costs	$2,173	$1,587	$1,489

The following table provides supplemental combined and consolidated balance sheet information related to leases as of December 31, 2025, and December 31, 2024 (in thousands, except lease term and discount rate):

		As of December 31,	As of December 31,
	Classification	2025	2024
Assets
Operating lease right-of-use assets	Other assets	$3,658	$4,449
Total lease right-of-use assets		$3,658	$4,449

Liabilities
Operating lease liabilities	Other liabilities	$4,179	$4,860
Total lease liabilities		$4,179	$4,860

Weighted-average remaining lease term (in years)		4.8	5.5
Weighted-average discount rate		7.6%	7.5%

Minimum future payments on non-cancellable operating leases as of December 31, 2025, are summarized as follows (in thousands):

Operating Leases
2026	$1,277
2027	1,208
2028	821
2029	553
2030	522
Thereafter	642
Total undiscounted lease payments	5,023
Less: imputed interest	(844)
Lease obligations under operating leases	$4,179

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

Under the Plan, awards of Class B Units representing limited liability company interests in JCAP TopCo, LLC, a holding company and direct parent of the Company, were issued to Management Invest LLC, which in turn issued corresponding awards of Class B Units in Management Invest LLC to certain of the Company’s employees and other service providers under the Management Invest Plan. As of June 26, 2025, there were 26,932,232 Class B units available for issuance, of which 26,932,232 were issued and outstanding. The Class B units qualified as liability awards since they would have been settled in cash upon redemption and were included in accounts payable and accrued expenses on the combined and consolidated balance sheet. The unit value was calculated based on the estimated fair value of the Company over the original investment amount. Generally, approximately thirty percent (30%) of the units vested in five equal installments on each of the first five anniversaries of their respective grant dates, and the remaining seventy percent (70%) vested upon a change of control if applicable distribution thresholds were achieved. The Company valued its units awarded under the Plan based on the market approach. The Company utilized public company comparable information to establish the measure of invested capital (“MOIC”), which was then applied against the strike prices of the respective vested portion of the units awarded under the Plan to calculate the compensation exposure.

As part of the initial public offering, all of the Class B Units issued pursuant to the Management Invest Plan were crystalized and converted into shares of common stock on the basis of the Exchange Ratio used to convert the Class A Units and Class C Units. The conversion took into account the number of Class B Units held, the applicable distribution threshold and the value of the distributions that the holder would have been entitled to receive through their indirect ownership interest in JCAP TopCo, LLC had JCAP TopCo, LLC been liquidated on the date of such conversion in accordance with the terms of the distribution waterfall set forth in the JCAP TopCo LLC Agreement. If in-the-money, the Class B Units were converted into a number of shares based on the respective distribution thresholds and terms of such awards, and if out-of-the-money, were canceled. For Class B Units that were in-the-money but unvested and subject solely to time vesting requirements, such Class B Units were converted into shares of restricted stock and subject to the same time vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization. For Class B Units that were in-the-money but unvested and subject to performance vesting requirements, those were converted into shares of restricted stock and subject to a three-year time-vesting requirement in equal increments from the date of the initial public offering, subject to continued service through the applicable vesting dates (provided, that any such unvested shares of restricted stock will be subject to acceleration in the event of a holder’s termination of service without cause or due to such holder’s death or disability). The conversion of such in-the-money unvested Class B Units was evidenced by individual restricted stock agreements and were not issued under the Company’s 2025 Incentive Award Plan (the “2025 Plan”). Specifically, 6,418,775 shares were issued in respect of Class B Units of Management Invest, LLC (which correspond to Class B Units of JCAP TopCo, LLC) that were in- the-money. These shares were issued as restricted stock either with the same time-based vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization or, if such corresponding Class B Units had performance vesting requirements, with a three year time-vesting requirement. If the vesting conditions of the restricted stock are not satisfied, such restricted stock will be forfeited and canceled. The Company accounts for forfeitures when they occur. The modification of the award Class B Units did not result in a material impact to compensation costs. Holders of converted restricted stock awards will be eligible to receive non-forfeitable dividends in the event the Company determines to pay dividends in respect of its common stock. For Class B Units that were in-the-money and fully vested, those were converted into shares of common stock. With respect to Class B Units that were out-of-the-money and were canceled in the Reorganization, the Company issued new stock options under the 2025 Plan to the employee and director holders of such canceled Class B Units to put them in an approximately equivalent economic position in terms of number of options and exercise prices as they would be in if their Class B Units were not canceled and instead exchanged for new options. Such options were granted effective as of immediately following the determination of the initial public offering price per share of our common stock and were in an amount equal to the number of the out-of-the-money Class B Units that were canceled, multiplied by the Exchange Ratio, and have an exercise price per share equal to the distribution threshold of the out-of-the-money Class B Units, multiplied by the Exchange Ratio (or if greater, the initial public offering price per share of our common stock). The options are subject to the same time-vesting requirements that the corresponding Class B Units were subject to prior to the Reorganization.

The Company measures the fair value of stock option awards on the grant date using a Black-Scholes option-valuation model. The model incorporates various assumptions, including the exercise price, expected term, risk-free interest rate, expected stock price volatility, and expected dividend yield.

Awards are assumed to be exercised at the midpoint of the earliest and latest exercisable dates and adjusted for moneyness. The earliest expected term for awards with multiple vesting tranches is determined as the weighted average of each vesting tranche, with weights determined by the percentage vesting in a tranche. As the options were granted out-of-the-money, the midlife term is extended ratably, assuming a term based on the midlife for an option at-the-money (100% moneyness) and the full contractual life for an out-of-the-money option at 0% moneyness. The midpoint approach and moneyness adjustments are supported by industry studies , which suggest the contractual term typically overstates the value of the option and the mid-point provides a more reasonable estimate, given the Company’s limited exercise history and the specific terms of the award.

The risk-free rate is assumed to be the term-matched zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date (or most recently available). The interest rate is converted from a semi-annually compounded rate to a continuously compounded rate for purposes of Black-Scholes calculations. For terms where a risk-free rate is not available, the nearest terms greater than and less than the expected term are interpolated to estimate the risk-free rate.

Expected volatility is estimated using the historical volatility of a peer group of comparable publicly traded companies, given the limited trading history of the Company’s common stock. The expected dividend yield reflects a dividend rate of 6.40% per year is assumed. This is calculated assuming a quarterly dividend of $0.24 (provided by the Company) and the share price of $15.00 at the initial public offering date.

A summary of the status of the Company’s equity-based awards and activity as of December 31, 2025 is presented below with the comparative 2024 year having no restricted stock or stock options issued.

	Outstanding	Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Balance at December 31, 2024	—	$—
Granted	6,418,775	15.00
Vested	(32,616)	—
Exercised	—	—
Forfeited, expired or canceled	(55,855)	—
Balance December 31, 2025	6,330,304	$15.00

Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Stock Options	Grant	Contractual Term	Intrinsic Value
	Outstanding	Exercise Price	(Years)	(in thousands)
Balance at December 31, 2024	—	$—	—	$—
Granted	477,542	24.84
Vested	—	—
Exercised	—	—
Forfeited, expired or canceled	—	—
Balance December 31, 2025	477,542	$24.84	9.2	$580.2

For the years ended December 31, 2025, 2024 and 2023 stock-based compensation expense recognized was $17.2 million $4.5 million and $1.0 million, respectively. The change in stock-based compensation expense for the year ended December 31, 2025 is driven by the recognition of stock-based compensation expense associated with the unvested restricted stock, stock options and Class B Units that existed prior to the IPO.  As of December 31, 2025, the total unrecognized stock-based compensation expense related to unvested restricted shares was $78.4 million, which is expected to be recognized over a remaining weighted average term of 2.50 years.  As of December 31, 2025, the total unrecognized compensation expense related to unvested stock options was $1.1 million, which is expected to be recognized over a remaining weighted average term of 4.2 years.

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

As of December 31, 2025, and 2024 the Company had entered into forward flow purchase agreements for the purchase of receivables with an estimated minimum aggregate purchase price of approximately $274.5 million and $326.8 million, respectively. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

Employee Savings and Retirement Plan

The Company sponsors defined contribution plans in the U.S., Canada, and the U.K. The U.S. plan is organized as a 401(k) plan under which all employees are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, as defined in the plan. The Company makes matching contributions of 25% of up to 6% of an employee’s salary. In Canada, the Company has a Deferred Profit-Sharing Plan (DPSP) in which the Company contributes 3% of salary to their DPSP fund. Employees contributing to the Registered Retirement Savings Plan (RRSP) or Tax-Free Savings Account (TFSA) receive up to a 2% match, bringing the potential total match to 5% of salary. In the U.K., the Company operates the government contribution plan where employees contribute 5% of their salary and the Company contributes 3% of the employee salary on a monthly basis. Employees can make additional contributions to the plan via their salary, either by one off extra contribution or increasing the monthly percentage but must contribute a minimum of 5%. Total compensation expense related to the Company’s contributions was $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2025, 2024, and 2023 respectively.

Commitments to extend credit

The Company, in the normal course of business through its credit card programs, has the obligation to purchase the credit card receivables from the issuing bank, thereby incurring off-balance-sheet risk. This risk includes the cardholder’s rights to borrow up to the maximum credit limit on their credit card accounts, which is $13.7 million as of December 31, 2025 and $15.8 million as of December 31, 2024, beyond their current balances. The Company has not experienced a situation in which all of the Company’s cardholders have exercised their entire available line of credit at any given point in time, nor does management anticipate this will ever occur in the future. Also, the Company can, subject to certain regulatory requirements, reduce or cancel these available credit limits.

Contingent payments

As part of the Company’s acquisition of Canaccede Financial Group, Ltd. “(Canaccede”) in March 2020, an exit incentive was awarded to the former shareholders of Canaccede for up to $15.625 million Canadian dollars that would be payable only on a Liquidity Event for J.C. Flowers (“JCF”), defined to mean a final exit, that yielded net returns to JCF in excess of certain hurdles as defined in the purchase agreement. The payment, which is contingent on a Liquidity Event and achieving certain hurdles, would be based on cash-on-cash returns to JCF, measured at that final exit, as an equity-linked incentive with capped upside and designed to be paid with sale proceeds received from a new owner. Each year the Company reassesses the fair value of the exit incentive payment to determine whether such amount should be recorded within the combined and consolidated financial statements. As of December 31, 2025, the Company determined that the occurrence in the future of a Liquidity Event above the requisite MOIC thresholds will be probable by December 31, 2027. As a result, the Company accrued a liability related to the Canaccede Exit Incentive Payment of $9.2 million as of December 31, 2025, $7.7 million as of December 31, 2024, and $0.0 million as of December 31, 2023 reflecting the net present value of an anticipated payment of the maximum amount. This has been recorded as expense on the income statement in other selling, general and administrative with the offset being a liability on the balance sheet in accounts payable and accrued expenses.

Litigation

The Company and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of business. For years ended December 31, 2025, December 31, 2024 and December 2023 there are no material pending legal proceedings to which the Company or its subsidiaries are a party.

12.Income Taxes

The components of income before taxes and the income tax provision (benefit) for the years ended December 31, 2025, 2024 and 2023 were as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023
United States	$177,126	$101,792	$89,632
Foreign	41,310	35,762	30,952
	$218,436	$137,554	$120,584

	For the Years Ended December 31,
	2025	2024
Current Expense
Federal	$1,422	$—
State	—	—
Foreign	7,584	8,663
	$9,006	$8,663
Deferred expense/(benefit)
Federal	$19,113	$—
State	2,505	—
Foreign	(153)	—
	$21,465	$—

Total Federal	$20,535	$—
Total State	2,505	—
Total Foreign	7,430	8,663
Total Income Tax / (Benefit)	$30,471	$8,663

The Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21.0% to the Company’s effective rate for the year ended December 31, 2025, in accordance with ASU 2023-09:

	2025
(in thousands)	Amount	Percent
U.S. Federal statutory income tax rate	$45,885	21.0%
Domestic Federal
Tax credits
Foreign tax credits	(2,401)	(1.1)%
Nontaxable and non-deductible items
Partnership income	(23,878)	(10.9)%
Other	5,553	2.5%
Tax effects of restructuring	2,655	1.2%
Domestic State taxes, net of federal benefit	2,505	1.2
Foreign tax effects
Other foreign jurisdictions	152	0.1%
	$30,471	13.9%

	For the Years Ended December 31,
	2024	2023
U.S. Federal provision	0.0%	0.0%
Effect of:
State and local income taxes, net of federal income tax benefit	0.0%	0.0%
Foreign rate differential	6.3%	7.5%
	$6.3	$7.5

In 2025, state and local income taxes in Alabama, California, Georgia, Illinois, Michigan, New Jersey, New York, and Tennessee comprise the majority of the domestic state and local income taxes, net of federal effect category.

Deferred Taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting purposes. Deferred tax assets and liabilities are compromised of the following:

	For the Years Ended December 31,
	2025	2024
Deferred tax assets:
International tax credits	$8,105	$—
Federal and State net operating losses	76,506	—
Leases	888	—
Other Deferred Tax Assets	1,401	—
Investment in receivables	—	1
Difference in basis of depreciable and amortizable assets	—	14
Deferred tax asset	$86,900	$15

Deferred tax liabilities:
Investment in receivables	$(185,163)	$(988)
Goodwill and intangible assets	(699)	(1,043)
Leases	(770)	—
Other deferred tax liabilities	(2,187)	—
Deferred tax liabilities	$(188,818)	$(2,031)
Net deferred tax liabilities	$(101,918)	$(2,016)

As of December 31, 2024, for US purposes, the Company operated in a flow-through structure which resulted in no entity level taxation. In June 2025, the Company completed a series of restructuring steps prior to our initial public offering. The result of these restructuring steps was the recording a $79.5 million of deferred tax liability from a mix of corporate and flow-through partnership entities contributed to the taxable public corporation.

The increase in the deferred tax liability in 2025 as compared to 2024 primarily relates to the deferred tax liabilities recognized through the restructuring steps of the IPO transaction which required the company to establish the historical deferred attributes.

Valuation allowances are recorded against deferred tax assets if the Company believes it is more likely than not that some or all of a deferred tax asset will not be realized. In evaluating the need for a valuation allowance, the Company considered all available positive and negative evidence, including carryback availability, future reversals of existing taxable temporary differences, the Company’s recent earnings history, projected future taxable income, the overall business environment, and any applicable tax planning strategies. Based on this evaluation, management has determined that it is more likely than not that the deferred tax assets will be realized and, therefore, no valuation allowance have been recorded for fiscal years ended December 31, 2025, and 2024.

As of December 31, 2025, 2024 and 2023, the Company had U.S. federal net operating loss carryforwards of $332.0 million, $0.0 million and $0.0 million, respectively of which all have an indefinite carryforward.

As of December 31, 2025, 2024, and 2023 the Company had state net operating loss carryforwards of $119.5 million, $0.0 million and $0.0 million, respectively.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to income taxes in income tax expense. As of December 31, 2025, and 2024 the Company has not recorded any unrecognized tax benefits or related penalties and interest. Further, the Company does not expect any significant changes related to unrecognized tax benefits within the next 12 months.

The Company is subject to examination by taxing authorities in the United States and various state and foreign jurisdictions. In general, the statute of limitations for assessments by United States federal and state income tax authorities is three years from the extended due date of the tax return. For the Company’s significant foreign jurisdictions, the statute of limitations is generally three years in Canada and one year in the United Kingdom. The earliest tax years that remain subject to examination are 2022 for the United States and Canada and 2024 for the United Kingdom.

Cash paid for income taxes (net of refunds) for the year ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	For the Years Ended December 31,
	2025	2024	2023

Federal	$—	$—	$—
State and local	—	—	—
International
Canada	4,872	5,517	8,240
United Kingdom	1,585	1,613	805
Colombia	1,977	1,541	—
Total	$8,434	$8,671	$9,045

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

The following table provides segment measure of profit and loss, Net operating income, by each operating segment (in thousands) and is the measure that the CODM utilizes to determine resource and investment allocations:

	For the Year Ended December 31,
	2025
	United	United		Latin
	States	Kingdom	Canada	America	Total
Total portfolio revenue	$435,064	$25,355	$65,588	$40,410	$566,417
Credit card revenue	2,627	—	4,569	—	7,196
Servicing revenue	12,650	25,388	1,638	—	39,676
Total Revenue	$450,341	$50,743	$71,795	$40,410	$613,289

Provision for credit losses	$1,578	$—	$782	$—

Salaries and benefits	$42,841	$15,841	$5,196	$706
Servicing expenses	143,722	19,220	10,163	14,096
Depreciation and amortization	3,676	355	1,193	30
Professional fees	16,090	1,014	513	1,024
Canaccede exit incentive	1,446	—	—	—
Other selling, general and administrative	12,851	2,565	1,297	595

Net operating income	$228,137	$11,748	$52,651	$23,959	$316,495

Other Income / (Expense):
Interest expense					$(105,784)
Foreign exchange and other income / (expense)					7,725
Total other expense					(98,059)
Income Before Income Taxes					$218,436

	For the Year Ended December 31,
	2024
	United	United		Latin
	States	Kingdom	Canada	America	Total
Total portfolio revenue	$287,924	$28,534	$48,232	$31,195	$395,885
Credit card revenue	2,776	—	5,562	—	8,338
Servicing revenue	4,999	23,758	361	—	29,118
Total Revenue	$295,699	$52,292	$54,155	$31,195	$433,341

Provision for credit losses	$1,876	$—	$1,621	$—

Salaries and benefits	$28,342	$14,127	$5,253	$390
Servicing expenses	95,599	15,131	10,036	10,123
Depreciation and amortization	1,067	322	1,194	25
Professional fees	9,258	911	370	857
Other selling, general and administrative	12,547	2,432	1,154	439

Net Operating Income	$147,010	$19,369	$34,527	$19,361	$220,267

Other Income / (Expense):
Interest expense					$(77,239)
Foreign exchange and other expense					(5,474)
Total other expense					(82,713)
Income Before Income Taxes					$137,554

	For the Year Ended December 31,
	2023
	United	United		Latin
	States	Kingdom	Canada	America	Total
Total portfolio revenue	$207,005	$24,177	$44,870	$17,522	$293,574
Credit card revenue	3,113	—	5,707	—	8,820
Servicing revenue	4,004	16,481	193	—	20,678
Total Revenue	$214,122	$40,658	$50,770	$17,522	$323,072

Provision for credit losses	$2,106	$—	$1,418	$—

Salaries and benefits	$20,014	$11,752	$5,299	$121
Servicing expenses	70,397	14,138	8,177	8,984
Depreciation and amortization	1,330	288	742	12
Professional fees	4,534	866	561	872
Other selling, general and administrative	3,145	2,056	1,919	290

Net Operating Income	$112,596	$11,558	$32,654	$7,243	$164,051

Other Income / (Expense):
Interest expense					$(48,108)
Foreign exchange and other expense					4,641
Total other expense					(43,467)
Income Before Income Taxes					$120,584

15.Subsequent Events

Other than the below, there have been no events since December 31, 2025 that require recognition or disclosure in the combined and consolidated financial statements.

On January 7, 2026, the Company announced the pricing of the underwritten public offering of 10,000,000 shares of common stock by certain of its existing stockholders at a price to the public of $20.50 per share. In addition, the underwriters purchased from the selling stockholders 1,500,000 additional shares of common stock at the public offering price, less underwriting discounts and commissions. The selling stockholders received all the net proceeds from this offering. As part of the secondary offering, Jefferson Capital concurrently purchased and retired 3,000,000 shares of its common stock from the underwriters at a per-share purchase price equal to the price payable by the underwriters to the selling stockholders in the offering. The offering and the concurrent share repurchase closed on January 9, 2026.

Dividend Declaration

On March 11, 2026, the Company declared a dividend of $0.24 per share, payable on April 2, 2026.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the year covered by this Annual Report on Form 10-K. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.  Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company’ as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Code of Conduct

Our Code of Business Conduct and Ethics (the “Code of Conduct”) applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Conduct is publicly available on our Internet website at www.investors.jcap.com. We intend to satisfy the disclosure required by law or Nasdaq Stock Market listing standards regarding any amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website at www.investors.jcap.com.

Executive Officers and Directors

The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC within 120 days after December 31, 2025, in connection with the solicitation of proxies for the Company’s 2026 annual meeting of shareholders (“2026 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation

Information required to be furnished in response to this Item 11 will be set forth in the 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required to be furnished in response to this Item 12 will be set forth in the 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required to be furnished in response to this Item 13 will be set forth in the 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required to be furnished in response to this Item 14 will be set forth in the 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025 and is incorporated herein by reference.

Part IV

Item 15. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Jefferson Capital, Inc.	S-1	333-292576	3.1	1/05/2026
3.2	Amended and Restated Bylaws of Jefferson Capital, Inc.	S-1	333-292576	3.2	1/05/2026
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-287488	4.1	6/13/2025
4.2	Indenture, dated as of August 4, 2021, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	S-1	333-287488	4.2	5/21/2025
4.3	Form of 6.000% Senior Notes due 2026 (included in Exhibit 4.2)	S-1	333-287488	4.3	5/21/2025
4.4	Indenture, dated as of February 2, 2024, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.4	5/21/2025
4.5	Form of 9.500% Senior Notes due 2029 (included in Exhibit 4.4).	S-1	333-287488	4.5	5/21/2025
4.6	Indenture, dated as of May 2, 2025, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.6	5/21/2025
4.7	Form of 8.250% Senior Notes due 2030 (included in Exhibit 4.6).	S-1	333-287488	4.7	5/21/2025
4.8	Stockholders Agreement	10-Q	001-42718	4.8	8/14/2025
4.9	Description of Securities					*
10.1†	Asset Purchase Agreement, dated as of October 24, 2025, by and among Jefferson Capital Systems, LLC, as Purchaser, BLST Holding Company LLC, BLST Operating Company, LLC, BLST Finco, LLC, BLST FinCo SubCo, LLC, BLST Receivables & Servicing LLC, BLST Sales, Marketing & Servicing, LLC, BLST Northstar, LLC, OBSA Operating Company, LLC, as Sellers.	10-Q	001-42718	10.1	11/14/2025
10.2	Amendment No. 5, dated as of June 3, 2024, to Credit Agreement, dated as of May 21, 2021, by and among CL Holdings, LLC, Jefferson Capital Systems, LLC, JC International Acquisition, LLC, the lenders party thereto and Citizens Bank, N.A., as administrative agent.	S-1/A	333-287488	10.1	5/21/2025

10.3	Amendment No. 6, dated as of November 13, 2024, to Credit Agreement, dated as of May 21, 2021, by and among CL Holdings, LLC, Jefferson Capital Systems, LLC, JC International Acquisition, LLC, the lenders party thereto and Citizens Bank, N.A., as administrative agent.	S-1/A	333-287488	10.2	5/21/2025
10.4	Amendment No. 7, dated as of October 27, 2025, to Credit Agreement, dated as of May 21, 2021, by and among CL Holdings, LLC, Jefferson Capital Systems, LLC, JC International Acquisition, LLC, CFG Canada Funding, LLC, the lenders party thereto and Citizens Bank, N.A., as administrative agent.	10-Q	001-42718	10.2	11/14/2025
10.5	Asset Purchase Agreement, dated as of October 2, 2024, by and among Jefferson Capital Systems, LLC, as Purchaser, Conn’s, Inc., Conn Appliances, Inc., Conn Credit Corporation, Inc., Conn Credit I, LP, CARF COL LLC, W.S. Badcock LLC, W.S. Badcock Credit LLC, and W.S. Badcock Credit I LLC, as Sellers	S-1/A	333-287488	10.3	5/21/2025
10.6#	JCAP TopCo, LLC 2018 Underlying Units Plan.	S-1/A	333-287488	10.4	6/13/2025
10.7#	Management Invest, LLC 2018 Management Incentive Plan.	S-1/A	333-287488	10.5	6/13/2025
10.8#	Form of Management Incentive Units Award Agreement and Underlying Units Award Agreement.	S-1/A	333-287488	10.6	5/21/2025
10.9#	2025 Incentive Award Plan.	S-1/A	333-287488	10.7	6/13/2025
10.10#	Form of Restricted Stock Unit Grant Notice and Agreement under the 2025 Incentive Award Plan.	S-1/A	333-287488	10.8	6/13/2025
10.11#	Form of Stock Option Grant Notice and Agreement under the 2025 Incentive Award Plan.	S-1/A	333-287488	10.9	6/13/2025
10.12#	Form of Jefferson Capital, Inc. Restricted Stock Agreement.	S-1/A	333-287488	10.10	6/13/2025
10.13#	Amended and Restated Senior Management Agreement, dated as of March 20, 2018, by and among CL Holdings, LLC, FMT Services, LLC and David Burton.	S-1/A	333-287488	10.11	6/13/2025
10.14	Form of Indemnification Agreement	S-1/A	333-287488	10.12	6/13/2025
19.1	Insider Trading Policy					*
21.1	List of Subsidiaries	S-1/A	333-287488	21.1	6/13/2025
23.1	Consent of Deloitte & Touche as to Jefferson Capital, Inc.					*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
97	Jefferson Capital, Inc. Policy for Recovery of Erroneously Awarded Compensation	*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 99.1)	*

*Filed herewith

**Furnished herewith

† Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

# Indicates a management contract or compensatory plan.

Item 16.Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: March 12, 2026

Jefferson Capital, Inc.

By:	/s/ David Burton
Name:	David Burton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christo Realov
Name:	Christo Realov
Title:	Chief Financial Officer
(Principal Financial Officer)

SIGNATURE	TITLE	DATE

/s/ David Burton	President, Chief Executive Officer and Chairman	March 12, 2026
David Burton	(Principal Executive Officer)

/s/ Christo Realov	Chief Financial Officer	March 12, 2026
Christo Realov	(Principal Financial and Accounting Officer)

/s/ Thomas Harding	Director	March 12, 2026
Thomas Harding

/s/ John Oros	Director	March 12, 2026
John Oros

/s/ Thomas Lydon, Jr.	Director	March 12, 2026
Thomas Lydon, Jr.

/s/ Christopher Giles	Director	March 12, 2026
Christopher Giles

/s/ Ronald Vaske	Director	March 12, 2026
Ronald Vaske

/s/ Beth Leonard	Director	March 12, 2026
Beth Leonard