Form 10-Q
period 2026-03-31
Jefferson Capital, Inc. / DE
filed 2026-05-14
CIK 2046042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of the registrant’s common stock outstanding as of May 14, 2026 was 55,418,467

BASIS OF PRESENTATION

Except as otherwise indicated or as the context otherwise requires, all references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “we,” “our,” and “us” and similar terms refer to Jefferson Capital, Inc. a Delaware corporation, together with its subsidiaries. Unless otherwise indicated, all references to our financial information are to the combined and condensed consolidated financial information of the Company and references to “dollars” and “$” in this Quarterly Report are to, and amounts are presented in, U.S. dollars. Financial data as of March 31, 2026 and December 31, 2025, and for the three months ended March 31, 2026 and the twelve months ended December 31, 2025, relate to financial information of the Company on a combined and condensed consolidated basis. All amounts referred to in the combined and condensed consolidated financial statements have been rounded to the nearest thousand, unless otherwise stated.  All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

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

Part 1. Financial Information

Jefferson Capital, Inc.

Combined and Condensed Consolidated Balance Sheets

(Unaudited, in Thousands)

	As of March 31,	As of December 31,
	2026	2025
Assets
Cash and cash equivalents	$26,249	$23,231
Restricted cash	19,359	24,320
Accounts receivable	15,108	12,245
Other assets	13,915	16,273
Investments in receivables, net	1,929,069	1,928,742
Credit card receivables (net of allowance for	15,130	16,312
credit losses of $1,663 and $1,784)
Property, plant and equipment, net	1,490	1,695
Other intangible assets, net	5,870	6,541
Goodwill	57,915	58,014
Total Assets	$2,084,105	$2,087,373

Liabilities
Accounts payable and accrued expenses	$89,899	$95,208
Other liabilities	3,891	4,179
Current tax liabilities	933	855
Deferred tax liabilities	113,186	101,957
Notes payable, net	1,433,321	1,409,039
Total Liabilities	$1,641,230	$1,611,238

Stockholders' Equity
Common Stock par value $0.0001 per share; 330,000,000 shares authorized as of March 31, 2026 and December 31, 2025 and 55,371,991 and 58,298,923 shares issued and outstanding as of March 31, 2026 and December 31, 2025	$6	$6
Additional paid-in capital	(41,024)	(49,549)
Retained earnings	486,548	522,632
Accumulated other comprehensive income (loss)	(2,655)	3,046
Total stockholders' equity	$442,875	$476,135
Total Liabilities and Stockholders' Equity	$2,084,105	$2,087,373

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited in Thousands, except Per Share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Total portfolio income	$157,606	$138,693
Changes in recoveries	7,057	3,621
Total portfolio revenue	164,663	142,314
Credit card revenue	1,735	1,898
Servicing revenue	10,041	10,731
Total Revenues	176,439	154,943
Provision for credit losses	624	542
Operating Expenses
Salaries and benefits	22,375	14,022
Servicing expenses	65,578	42,791
Depreciation and amortization	872	1,608
Professional fees	2,281	2,165
Other selling, general and administrative	4,524	4,549
Total Operating Expenses	95,630	65,135
Net Operating Income	80,185	89,266

Other Income (Expense)
Interest expense	(30,578)	(24,819)
Foreign exchange and other income (expense)	1,449	2,459
Total other expense	(29,129)	(22,360)
Income Before Income Taxes	51,056	66,906
Provision for income taxes	(13,422)	(2,679)
Net Income	37,634	64,227
Foreign currency translation gain / (loss)	(5,701)	3,884
Comprehensive Income	$31,933	$68,111

Earnings per share
Basic	$0.61	$—
Diluted	0.61	—
Weighted average common shares outstanding
Basic	55,589	—
Diluted	55,592	—

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited, in Thousands, except per share amounts)

			Accumulated
	Common Stock		Other Comprehensive	Additional	Retained	Total
	Share	Par	Income (Loss)	Paid-in Capital	Earnings	Equity
Balance, December 31, 2025	58,299	$6	$3,046	$(49,549)	$522,632	476,135
Net income					37,634	37,634
Dividends to stockholders ($0.24 per share)					(14,805)	(14,805)
Shares issued	73	—			—	—
Shares repurchased	(3,000)	—			(58,912)	(58,912)
Stock based compensation				8,525		8,525
Foreign currency translation			(5,701)			(5,701)
Balance, March 31, 2026	55,372	$6	$(2,655)	$(41,024)	$486,548	$442,875

Balance, December 31, 2024			$(15,593)	$—	$398,122	$382,529
Net income					64,227	64,227
Distribution to members					(16,000)	(16,000)
Foreign currency translation			3,884			3,884
Balance, March 31, 2025	—	$—	$(11,709)	$—	$446,349	$434,640

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$37,634	$64,227
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	872	1,608
Amortization of debt issuance costs	1,643	1,120
Provision for credit losses	624	542
Stock-based compensation	8,525	350
Deferred income tax	11,309	(18)
Changes in assets and liabilities:
Other assets	2,190	(1,484)
Accounts receivable	(2,968)	(6,557)
Accounts payable and accrued expenses	(20,189)	(8,108)
Net cash provided by operating activities	39,640	51,680
Cash flows from investing activities
Purchases of receivables, net	(149,705)	(175,222)
Purchases of credit card receivables	(5,466)	(6,123)
Collections applied to investments in receivables, net	145,235	118,502
Collections applied to credit card receivables	5,912	6,752
Purchases of property and equipment, net	—	(143)
Net cash used in investing activities	(4,024)	(56,234)
Cash flow from financing activities
Proceeds from notes payable	313,148	174,790
Payments on notes payable	(290,243)	(159,251)
Payment of debt issuance costs	—	(2)
Repurchase of common stock	(58,912)	—
Dividends paid to stockholders	—	(16,000)
Net used in financing activities	(36,007)	(463)
Exchange rate effects on cash balances held in foreign currencies	(1,552)	(2,819)
Net decrease in cash and cash equivalents and restricted cash	(1,943)	(7,836)
Cash and cash equivalents and restricted cash, beginning of period	47,551	38,243
Cash and cash equivalents and restricted cash, end of period	$45,608	$30,407

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Three Months Ended March 31,
	2026	2025
Supplemental cash flow disclosures
Interest paid	$28,935	$37,822
Income taxes paid	$2,330	$2,699

New leases assumed	$—	$127

Deferred tax liability recognized in connection with reorganization	$—	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash and cash equivalents reported within the accompanying combined and condensed consolidated balance sheets that sum to the total of the same such amounts shown in the combined and condensed consolidated statements of cash flows:

Cash and cash equivalents	$26,249	$26,989
Restricted cash	19,359	3,418

Total cash and cash equivalents and restricted cash as shown in the combined and condensed consolidated statements of cash flows	$45,608	$30,407

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

The Company and its subsidiaries in the U.S., Canada, the U.K and Latin America provide debt recovery solutions and other related services across a broad range of consumer receivables, including credit card, secured and unsecured automotive, utilities, telecom, and other receivables. The Company primarily purchases portfolios of consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Previously charged-off receivables include receivables subject to bankruptcy proceedings. The Company also provides debt servicing and other portfolio management services to credit originators for non-performing loans. Through credit card acquisition programs, the Company earns credit card revenue. All deployments are purchased from independent third parties.

The Company purchases portfolios of receivables from a diverse client base, including Fortune 500 creditors, banks, fintech origination platforms, telecommunications providers, credit card issuers, and auto finance companies. The Company’s top five clients accounted for 41.3% and 53.4%, with the top client representing 9.2% and 17.0% of purchases for the three months ended March 31, 2026 and 2025, respectively. For credit card receivables, the Company purchases from two issuers.

Initial Public Offering June 2025

In June 2025, the Company completed its initial public offering (the “IPO”), in which the selling shareholders sold 10,875,000 shares after giving effect to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share. The Company also issued and sold 625,000 shares of its common stock in the IPO, which resulted in net proceeds of $4.5 million after deducting the underwriting discounts and commissions. Prior to the IPO, our business operations were generally conducted through Jefferson Capital Holdings, LLC, and its subsidiaries. JCAP TopCo, LLC is a holding company and the direct parent of Jefferson Capital Holdings, LLC. JCAP TopCo, LLC was owned by (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, and (iii) former equity holders of Canaccede.

Following a series of transactions that we refer to collectively as the “Reorganization,” Jefferson Capital, Inc. became a holding company with no material assets other than 100% of the equity interests in JCAP TopCo, LLC, which is held by Jefferson Capital, Inc. both directly and indirectly through other wholly-owned holding companies that have no material assets other than direct or indirect equity interests in JCAP TopCo, LLC. JCAP TopCo, LLC remains a holding company with no material assets other than 100% of the equity interests in Jefferson Capital Holdings, LLC. Jefferson Capital, Inc. also succeeded to federal Net Operating Losses (NOLs), state NOLs and tax credit carryforwards under Section 381 of the Code as a result of its acquisition in the Reorganization of certain affiliated corporations that held direct or indirect equity interests in JCAP TopCo, LLC. As indirect parent of Jefferson Capital Holdings, LLC, following the Reorganization, Jefferson Capital, Inc. operates and controls all of the business and affairs, and consolidates the financial results of, Jefferson Capital Holdings, LLC, and its subsidiaries. To effect the Reorganization, the then-current direct and indirect owners of JCAP TopCo, LLC, including (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, an entity through which employees of JCAP TopCo, LLC and its subsidiaries and certain of our directors held equity interests, and (iii) former equity holders of Canaccede, exchanged their direct and indirect interests in JCAP TopCo, LLC for shares of our common stock. We refer to the entities affiliated with J.C. Flowers, members of Management Invest, LLC and former stockholders of Canaccede who own shares of our common stock following the Reorganization and the IPO as the “JCF Stockholders,” “Management Stockholders” and “Former Canaccede Stockholders,” respectively. As of March 31, 2026, as a result of the Reorganization and after giving effect to the completion of the IPO at the initial public offering price of $15.00 per share and after the equity offering in January 2026:

●	the investors in the IPO collectively own 32.4% of our common stock;

●	the JCF Stockholders collectively owned 67.6% of the outstanding shares of our common stock. In January 2026, we executed a follow-on equity offering, which reduced the ownership of JCF Stockholders to 53.1%. The company repurchased $58.9 million of stock to support that transaction;
●	the Management Stockholders collectively own 14.5%;
●	The number of shares of common stock received by the JCF Stockholders, the Former Canaccede Stockholders and the Management Stockholders in exchange for the 132,828,019 Class A Units and Class C Units of JCAP TopCo, LLC outstanding immediately prior to the Reorganization was based on an exchange ratio of one share of our common stock for every 2.4150549 interests in JCAP TopCo, LLC (the “Exchange Ratio”), resulting in an aggregate of 55,000,000 shares of our common stock being issued in exchange for such Class A Units and Class C units.

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

Basis of Presentation

The accompanying unaudited combined and condensed consolidated interim financial statements include our accounts and those of our wholly-owned subsidiaries, and they reflect all adjustments which are necessary for a fair statement of results of operations, financial position, and cash flows as if entities had been combined and consolidated for all periods presented and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Such unaudited combined and condensed consolidated interim financial statements have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.

These unaudited combined and condensed consolidated interim financial statements should be read in conjunction with our annual financial statements for the year ended December 31, 2025 and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Combined and Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from the audited combined and condensed consolidated financial statements for the fiscal year ended December 31, 2025, included in the Company’s 2025 Form 10-K.

Recently adopted Accounting Standards

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The update amends the accounting for purchased loans by eliminating the recognition of a day-one provision for expected credit losses for certain purchased loans and expanding the application of the gross-up approach previously applicable to purchased credit-deteriorated (“PCD”) assets. Under the amended guidance, expected credit losses for qualifying purchased loans are reflected in the amortized cost basis of the loans at acquisition rather than recognized as a credit loss expense at acquisition. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The standard is to be applied prospectively to purchased loans acquired on or after the date of adoption. The Company has elected to early adopt this change as of January 1, 2026. The adoption did not have an impact on the Company’s combined and condensed consolidated quarterly financial statements for the period ended March 31, 2026, as the Company did not purchase any receivables subject to the guidance during the period.

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

Historical earnings per unit are not meaningful or comparable because, prior to the IPO and Reorganization, Jefferson Capital Holdings, LLC, the predecessor to Jefferson Capital, Inc., was a single member limited liability company. Accordingly, earnings per unit are not presented for the three months ended March 31, 2025. In addition, because the nature of the Reorganization described in Note 1 does not constitute a stock dividend, stock split or reverse stock split, basic EPS and diluted EPS does not give retroactive effect to the Reorganization in a manner similar to a stock split or stock dividend in the historical financial statements of the Company. Therefore, EPS for periods preceding the Reorganization and IPO is not presented.

The computation of earnings per share for the three months ended March 31, 2026 and 2025 are (in thousands, except per share and footnote amounts):

	For the Three Months Ended March 31,
	2026	2025
Basic EPS
Numerator
Net income	$37,634	$64,227
Less: Earnings allocated to participating securities	3,838	—
Net income available to common stockholders	33,797	64,227

Denominator
Weighted average shares outstanding	55,589	—
Basic EPS	$0.61	$—

Diluted EPS
Numerator
Net income available to common stockholders	$33,797	$64,227
Reallocation of earnings from participating securities	—	—
Net income available to common stockholders for diluted EPS	$33,797	$64,227

Denominator
Weighted average shares outstanding	55,589	—
Weighted average effect of dilutive securities:
Options(1)	3	—
Nonvested restricted stock	—	—
Number of shares used for diluted EPS computation	55,592	—
Diluted EPS	$0.61	$—

(1)	Options outstanding of 484,322 at March 31, 2026 were determined to be antidilutive and excluded from the dilutive EPS computation.

3.Acquisitions

Effective December 4, 2025, the Company’s U.S. subsidiary Jefferson Capital Systems, LLC completed a portfolio acquisition of credit card assets from affiliates of Bluestem Brands (“Bluestem”). As part of the transaction, the Company paid a net purchase price of $196.3 million to acquire a revolving loan portfolio for which the ability to draw on the receivables has been suspended with face value of $407.7 million. The net purchase price reflected adjustments for interim portfolio cash flows, net of servicing expense and adjusted for new purchases from a cut-off date of June 30, 2025 through the closing date of December 4, 2025 as well as $0.2 million in direct transaction costs. In addition, $20.0 million of the net purchase price was placed in escrow to secure post-closing implementation obligations. The entirety of the $20.0 million that was placed in escrow has been released to the seller. The Company does not intend to pursue ongoing originations through the Bluestem platform, and the acquisition does not include any Bluestem retail operations or assets.

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

In the three months ended March 31, 2026, the Company recognized portfolio revenue of $15.3 million, and net operating income of $7.9 million related to the Bluestem portfolio purchase, with no portfolio revenue or net operating income recognized in the three months ended March 31, 2025.

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

The carrying amounts in the following table are recorded in the combined and condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$26,249	$26,249	$23,231	$23,231
Accounts receivable	15,108	15,108	12,245	12,245
Investments in receivables, net	1,929,069	2,131,126	1,928,742	2,156,926
Credit card receivable, net	15,130	15,130	16,312	16,312

Financial Liabilities
Revolving credit facility	244,214	244,214	231,584	231,584
Senior unsecured bond due 2026	299,543	300,444	299,200	300,330
Senior unsecured bond due 2029	396,118	420,885	395,775	421,200
Senior unsecured bond due 2030	493,447	519,875	493,046	525,560

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

5.Investment in receivables, net

The following table presents the roll forward of the balance of the investment in receivables, net for the following periods (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Balance, beginning of year	$1,928,742	$1,497,748
Purchases	149,705	175,222
Cash collections	(309,898)	(260,891)
Total portfolio income	157,606	138,693
Changes in expected current period recoveries	10,731	6,398
Changes in expected future period recoveries	(3,674)	(2,777)
Foreign currency adjustments	(4,143)	7,202
Balance, end of period	$1,929,069	$1,561,595

The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Purchase price	$149,705	$175,222
Allowance for credit losses	2,417,429	2,434,302
Amortized cost	2,567,134	2,609,524
Noncredit discount	141,038	147,851
Face value	2,708,172	2,757,375
Write-off of amortized cost	(2,567,134)	(2,609,524)
Write-off of noncredit discount	(141,038)	(147,851)
Negative allowance	149,705	175,222
Negative allowance for expected recoveries	$149,705	$175,222

For the three months ended March 31, 2026, the Company purchased receivable portfolios with face values of $2,708.2 million for a purchase price of $149.7 million or 5.5% of face value. For the three months ended March 31, 2025, the Company purchased receivable portfolios with face values of $2,757.4 million for a purchase price of $175.2 million or 6.4% of face value. The price paid relative to the face amount of receivables will vary based upon the type of debt purchased, the age of the debt at the time of acquisition and the overall debt acquisition market. The percentage reported represents the weighted average of activity for the period and is a function of the mix of assets acquired in any period. For the receivables purchased in the three months ended March 31, 2026 and 2025, the estimated amount of cash flows to be collected were $290.7 million and $323.1 million (as of purchase), respectively.

Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Actual collections during the three months ended March 31, 2026, and 2025, overperformed the projected collections by approximately $10.7 million and $6.4 million, respectively, primarily driven by continued strong collection performance.

When reassessing the forecasts of expected lifetime recoveries during the three months ended March 31, 2026, management considered historical and current collection performance and believes that for certain static pools sustained collections overperformance resulted in decreased total future expected recoveries. As a result, the Company has updated its forecast, resulting in a net decrease of total estimated remaining collections, which in turn, when discounted to present value, resulted in a change in expected future period recoveries of approximately $3.7 million and $2.8 million during the three months ended March 31, 2026, and 2025, respectively.

At the time of the Bluestem portfolio purchase, which consisted primarily of performing receivables, the Company established an allowance for credit losses of $304.8 million. Additionally, the Company also established a non-credit premium of $93.4 million at the time of purchase.

The Company places performing receivables on nonaccrual status when the receivables are greater than 90 days. To facilitate the monitoring of credit quality for performing receivables, and for the purpose of determining an appropriate allowance for losses for these receivables, the Company utilizes payment history and current payment status. The table below presents the information on the past due and non-accrual buckets for the assets acquired in the Conn’s and Bluestem portfolio purchases, and does not include all other purchased loans as they were charged-off at the time of purchase (in thousands):

	As of March 31,	As of December 31,
Delinquency vintage	2026	2025
United States
Current	$217,681	$326,381
30-59	26,602	49,467
60-89	19,470	39,402
>90	145,137	109,562
Total	$408,890	$524,812

The following table presents non-accrual performing loans by segment (in thousands).

	As of March 31,		As of December 31,
	2026		2025
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	145,137	—	109,562	—
Total	$145,137	$—	$109,562	$—

6.Credit Card Receivables

The following table summarizes the credit card receivables, gross of allowance for credit losses, by segment (in thousands):

	As of March 31,	As of December 31,
	2026	2025
United States	8,235	8,615
Canada	8,559	9,480
Total	$16,794	$18,095

The Company places credit card receivables on nonaccrual status when the credit card receivables are greater than 90 days past due or within 60 days of being notified that the customer is in bankruptcy status, whichever is earlier. The below tables present the information on the Company’s past due and non-accrual credit card receivables as of March 31, 2026, and December 31, 2025.

Age analysis of past-due credit card receivables at March 31, 2026 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing
United States	$249	$221	$663	$1,133	$7,102	$8,235	$—
Canada	182	115	252	549	8,010	8,559	—
Total	$431	$336	$915	$1,682	$15,112	$16,794	$—

Age analysis of past-due credit card receivables at December 31, 2025 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing
United States	$323	$210	$588	$1,121	$7,494	$8,615	$—
Canada	232	130	333	695	8,786	9,480	—
Total	$554	$340	$921	$1,815	$16,280	$18,095	$—

Allowance for Credit Losses

The following table summarizes the change in the allowance for credit losses for the Company’s credit card receivables portfolio (in thousands).

	United States	Canada	Total
Balance as of December 31, 2025	$1,008	$775	$1,784
Charge-offs	(593)	(371)	(964)
Recoveries	91	129	220
Provision	457	167	624
Balance as of March 31, 2026	$963	$700	$1,663

Balance as of December 31, 2024	$957	$950	$1,907
Charge-offs	(532)	(395)	(927)
Recoveries	81	98	179
Provision	332	210	542
Balance as of March 31, 2025	$838	$863	$1,701

Non-Accrual Loans

The following table presents non-accrual loans by segment (in thousands).

	As of March 31, 2026		As of December 31, 2025
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	$663	$—	$588	$—
Canada	252	—	333	—
Total	$915	$—	$921	$—

No interest income was recorded for the non-accrual receivables for the three months ended March 31, 2026.

7.Goodwill

The Company tests goodwill for impairment at least annually as of October 1, or more frequently, if certain events or circumstances warrant. During the three months ended March 31, 2026, and fiscal year 2025, no impairment of goodwill was recorded.

The following table summarizes the changes in goodwill (in thousands) in the Company’s reportable segments:

	United	United		Latin
	States	Kingdom	Canada	America	Total
Goodwill
December 31, 2024	$31,633	$19,209	$6,841	$—	$57,683
Acquisitions	—	—	—	—	—
Impact of FX translation	—	—	9	—	9
March 31, 2025	$31,633	$19,209	$6,850	$—	$57,692

December 31, 2025	$31,633	$19,209	$7,172	$—	$58,014
Acquisitions	—	—	—	—	—
Impact of FX translation	—	—	(99)	—	(99)
March 31, 2026	$31,633	$19,209	$7,073	$—	$57,915

8.Notes Payable, Net

	As of March 31,		As of December 31,
	2026		2025
	Amount	Interest	Amount	Interest
(in thousands)	Outstanding	Rate	Outstanding	Rate
Senior unsecured bond due 2026	$300,000	6.00%	$300,000	6.00%
Senior unsecured bond due 2029	400,000	9.50%	400,000	9.50%
Senior unsecured bond due 2030	500,000	8.25%	500,000	8.25%
Revolving credit facility	254,224	6.15%	231,584	6.79%
Total	$1,454,224	7.76%	$1,431,584	7.89%
Unamortized debt issuance costs	(20,903)		(22,544)
Notes Payable, net	$1,433,321		$1,409,039

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

The 2026 Notes incurred issuance costs of $6.9 million, including legal expenses and origination fees, which reduces the expense over the 5-year term of the 2026 Notes. At March 31, 2026, the unamortized balance of the deferred debt issuance costs was $0.5 million.

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

On October 27, 2025 the Company further amended and extended its Credit Agreement to an aggregate commitment of $1.0 billion via a syndication led by Citizens Bank. This effected certain amendments to the terms of the credit facility under the Credit Agreement, including, among other things:

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

The 2029 Notes incurred issuance costs of $6.8 million, including legal expenses and origination fees, which reduce the carrying amount of the 2029 Notes. These costs were capitalized at the time of issuance and are being amortized to interest expense over the 5-year term of the 2029 Notes. At March 31, 2026, the unamortized balance of the deferred debt issuance costs was $3.9 million.

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

The 2030 Notes incurred issuance costs of $8.0 million, including legal expenses and origination fees, which reduce the carrying amount of the 2030 Notes. These costs were capitalized at the time of issuance and are being amortized over the 5-year term of the 2030 Notes. At March 31, 2026, the unamortized balance of the capitalized deferred debt costs was $6.6 million.

Components of interest expense for the three months ended March 31, 2026, and 2025 (in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Interest expense	$28,935	$23,699
Amortization of debt issuance costs	1,643	1,120
Total Interest Expense	$30,578	$24,819

As of March 31, 2026, the outstanding balances of notes payable were $1,433.3 million with a weighted average interest rate of 7.76%. In comparison, as of December 31, 2025, the outstanding balances of notes payable were $1,409.0 million with a weighted average interest rate of 7.89%.

The Company incurred costs related to the issuance and origination of its notes payable which are deferred and recorded net of the debt balance and amortized to interest expense over the life of the debt on an effective interest method. The unamortized debt issuance costs related to the notes payable were $20.9 million and $22.5 million as of March 31, 2026 and December 31, 2025.

As of March 31, 2026, the Company was in compliance with all the financial covenants of its notes payable.

9.Leases

The Company enters into leases as a lessee for data centers, office space, and technology equipment.  Lease expense associated with these arrangements are included in other selling, general and administrative expenses in the Company’s combined and condensed consolidated statements of operations.

The components of lease expense for the three months ended March 31, 2026 and 2025, are presented as follows (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Operating lease costs	$289	$537
Total lease costs	$289	$537

The following table provides supplemental combined and condensed consolidated balance sheet information related to leases as of March 31, 2026, and December 31, 2025 (in thousands, except lease term and discount rate):

		As of March 31,	As of December 31,
	Classification	2026	2025
Assets
Operating lease right-of-use assets	Other assets	$3,458	$3,658
Total lease right-of-use assets		$3,458	$3,658

Liabilities
Operating lease liabilities	Other liabilities	$3,891	$4,179
Total lease liabilities		$3,891	$4,179

Weighted-average remaining lease term (in years)		4.7	4.8
Weighted-average discount rate		7.3%	7.6%

Minimum future payments on non-cancellable operating leases as of March 31, 2026, are summarized as follows (in thousands):

Operating Leases
2026	$889
2027	1,129
2028	763
2029	570
2030	541
Thereafter	796
Total undiscounted lease payments	4,688
Less: imputed interest	(797)
Lease obligations under operating leases	$3,891

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

Awards are assumed to be exercised at the midpoint of the earliest and latest exercisable dates and adjusted for moneyness. The earliest expected term for awards with multiple vesting tranches is determined as the weighted average of each vesting tranche, with weights determined by the percentage vesting in a tranche. As the options were granted out-of-the-money, the midlife term is extended ratably, assuming a term based on the midlife for an option at-the-money (100% moneyness) and the full contractual life for an out-of-the-money option at 0% moneyness. The midpoint approach and moneyness adjustments are supported by industry studies, which suggest the contractual term typically overstates the value of the option and the mid-point provides a more reasonable estimate, given the Company’s limited exercise history and the specific terms of the award.

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

A summary of the status of the Company’s equity-based awards and activity as of March 31, 2026 with the comparative 2025 period having no restricted stock or stock options issued.

	Outstanding	Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Balance December 31, 2025	6,330,304	$15.00
Granted	—
Vested	(73,068)
Forfeited, expired or canceled	(14,411)
Balance March 31, 2026	6,242,825	$15.00

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Stock Options	Grant	Contractual Term	Intrinsic Value
	Outstanding	Exercise Price	(Years)	(in thousands)
Balance December 31, 2025	477,542	$24.84	9.2	$580.2
Granted	470,000	27.75	10.0
Vested
Exercised
Forfeited, expired or canceled
Balance March 31, 2026	947,542	$26.28	9.4	$181.1

For the three months ended March 31, 2026 and 2025, stock-based compensation expense recognized was $8.5 million and $0.4 million, respectively. The change in stock-based compensation expense for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is driven by the recognition of stock-based compensation expense associated with the unvested restricted stock, and stock options issued as part of the IPO and Class B Units that existed prior to the IPO.

As of March 31, 2026, the total unrecognized stock-based compensation expense related to unvested restricted shares was $69.8 million, which is expected to be recognized over a remaining weighted average term of 2.25 years. As of March 31, 2026, the total unrecognized compensation expense related to unvested stock options was $3.7 million, which is expected to be recognized over a remaining weighted average term of 4.3 years.

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

As of March 31, 2026 and 2025 the Company had entered into forward flow purchase agreements for the purchase of receivables with an estimated minimum aggregate purchase price of approximately $353.2 million and $263.6 million, respectively. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

Employee Savings and Retirement Plan

The Company sponsors defined contribution plans in the U.S., Canada, and the U.K. The U.S. plan is organized as a 401(k) plan under which all employees are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, as defined in the plan. The Company makes matching contributions of 25% of up to 6% of an employee’s salary. In Canada, the Company has a Deferred Profit-Sharing Plan (DPSP) in which the Company contributes 3% of salary to their DPSP fund. Employees contributing to the Registered Retirement Savings Plan (RRSP) or Tax-Free Savings Account (TFSA) receive up to a 2% match, bringing the potential total match to 5% of salary. In the U.K., the Company operates the government contribution plan where employees contribute 5% of their salary and the Company contributes 3% of the employee salary on a monthly basis. Employees can make additional contributions to the plan via their salary, either by one off extra contribution or increasing the monthly percentage but must contribute a minimum of 5%. Total compensation expense related to the Company’s contributions was $0.3 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Commitments to extend credit

The Company, in the normal course of business through its credit card programs, agrees to purchase the credit card receivables from the issuing bank, thereby incurring off-balance-sheet risk. This risk includes the cardholder’s rights to borrow up to the maximum credit limit on their credit card accounts, which is $14.4 million as of March 31, 2026 and $16.0 million as of March 31, 2025, beyond their current balances. The Company has not experienced a situation in which all of the Company’s cardholders have exercised their entire available line of credit at any given point in time, nor does management anticipate this will ever occur in the future. Also, the Company can, subject to certain regulatory requirements, reduce or cancel these available credit limits.

Contingent payments

As part of the Company’s acquisition of Canaccede Financial Group, Ltd. “(Canaccede”) in March 2020, an exit incentive was awarded to the former shareholders of Canaccede for up to $15.625 million Canadian dollars that would be payable only on a Liquidity Event for J.C. Flowers (“JCF”), defined to mean a final exit, that yielded net returns to JCF in excess of certain hurdles as defined in the purchase agreement. The payment, which is contingent on a Liquidity Event and achieving certain hurdles, would be based on cash-on-cash returns to JCF, measured at that final exit, as an equity-linked incentive with capped upside and designed to be paid with sale proceeds received from a new owner. Each year the Company reassesses the fair value of the exit incentive payment to determine whether such amount should be recorded within the combined and condensed consolidated financial statements. As of March 31, 2026, the Company determined that the occurrence in the future of a Liquidity Event above the requisite MOIC thresholds will be probable by December 31, 2027. As a result, the Company accrued a liability related to the Canaccede Exit Incentive Payment of $9.3 million as of March 31, 2026, reflecting the net present value of an anticipated payment of the maximum amount. $0.2 million has been recorded as expense on the income statement in other selling, general and administrative with the offset being a liability on the balance sheet in accounts payable and accrued expenses for both periods ended March 31, 2026 and 2025.

Litigation

The Company and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of business. For periods ended March 31, 2026 and December 31, 2025 there are no material pending legal proceedings to which the Company or its subsidiaries are a party.

12.Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was as follows (in thousands):

	As of March 31,
	2026	2025
Income before income taxes	$51,056	$66,906
Income tax expense	13,422	2,679
Effective tax rate	26.3%	4.0%

The change in the effective tax rate for the three months ended March 31, 2026 and 2025 was impacted by the period in which the Company was treated as a Partnership for US income tax purposes before the Initial Public Offering in June 2025.

13.Segment Reporting

The Company’s operating segments are based on the Company’s geographies, which is how management monitors and assesses performance. The Company’s geographies are the United States, the United Kingdom, Canada, and Latin America. The Company’s Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. Assets are not reported by operating segment to the CODM.

For the Company’s operating segments, the CODM uses segment net operating income to allocate resources (including employees, property, and financial or capital resources). Additionally, the Company prepares an annual budget at the segment level. The CODM considers budget-to-actual variances on a monthly basis for the profit or loss measure when making decisions about allocating capital and personnel to the segments. The CODM also uses segment operating income to assess the performance for each segment by comparing the results of each segment with one another and for determining the compensation of certain employees.

The following table provides segment measure of profit and loss, presenting Net operating income, by each operating segment (in thousands) and is the measure that the CODM utilizes to determine resource and investment allocations:

	For the Three Months Ended March 31,					For the Three Months Ended March 31,
	2026					2025
	United	United		Latin		United	United		Latin
	States	Kingdom	Canada	America	Total	States	Kingdom	Canada	America	Total
Total portfolio revenue	$127,210	$9,354	$16,136	$11,963	$164,663	$111,747	$4,485	$16,110	$9,972	$142,314
Credit card revenue	723	—	1,012	—	1,735	664	—	1,234	—	1,898
Servicing revenue	1,782	7,774	485	—	10,041	4,538	5,866	327	—	10,731
Total Revenue	$129,715	$17,128	$17,633	$11,963	$176,439	$116,949	$10,351	$17,671	$9,972	$154,943

Provision for credit losses	$457	$—	$167	$—		$332	$—	$210	$—

Salaries and benefits	$16,327	$4,373	$1,341	$332		$8,917	$3,680	$1,312	$113
Servicing expenses	54,571	4,702	2,343	3,963		33,451	3,977	2,332	3,031
Depreciation and amortization	594	81	189	9		1,259	83	257	9
Professional fees	1,713	204	73	291		1,632	224	91	218
Other selling, general and administrative	3,266	722	341	196		3,559	592	328	70

Net operating income	$52,788	$7,046	$13,179	$7,172	$80,185	$67,799	$1,795	$13,141	$6,531	$89,266

Other Income / (Expense):
Interest expense					$(30,578)					$(24,819)
Foreign exchange and other income / (expense)					1,449					2,459
Total other expense					(29,129)					(22,360)
Income Before Income Taxes					$51,056					$66,906

14.Subsequent Events

Other than the below, there have been no events since March 31, 2026 that require recognition or disclosure in the combined and condensed consolidated financial statements.

Revolving Credit Facility Amendment

On April 22, 2026, the Company entered into an amendment to its Credit Agreement dated May 21, 2021 (“The Amendment”).  The Amendment increased the aggregate revolving credit commitments under the Credit Agreement by $150.0 million bringing the total to $1.150 billion. In addition, the Amendment increased the maximum cap on the aggregate amount to which the revolving credit commitments may be increased in the future pursuant to the incremental provisions of the Credit Agreement to $1.425 billion, allowing for future increases of up to an aggregate of $275.0 million. Except as described above, the Amendment did not include any other material changes.

Dividend Declaration

On May 13, 2026, the Company declared a dividend of $0.24 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the combined and consolidated financial statements and the related notes included in our audited combined and consolidated financial statements included in the Company’s 2025 Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and the sections titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the Company’s 2025 Form 10-K.

Overview

We provide debt recovery solutions and other related services across a broad range of consumer receivables, including credit card, secured and unsecured automotive, telecom and utilities, and other receivables. We primarily purchase portfolios of previously charged-off consumer receivables at deep discounts to face value and manage them by working with individuals as they repay their obligations and work toward financial recovery. Previously charged-off receivables include receivables subject to bankruptcy proceedings. We also provide debt servicing and other portfolio management services to credit originators for nonperforming loans. In addition, through our credit card acquisition programs, we earn credit card revenue. All deployments are purchased from independent third parties.

We operate and manage our business through four reportable segments that are based on geography: United States, United Kingdom, Canada, and Latin America. We also have the following two primary lines of business:

●	Distressed, our largest line of business, represents the purchase, collection, and servicing collection of nonperforming consumer loans; and
●	Insolvency, which consists of the purchasing and/or servicing of financial assets of consumers who have entered bankruptcy through Chapter 7 or 13 of the U.S. Bankruptcy Code in the United States, consumer proposal, credit counseling, or bankruptcy in Canada and the United Kingdom.

We are headquartered in Minneapolis, Minnesota, and as of March 31, 2026, with 1,178 FTE (including our offshore co-sourced operation).

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

When we purchase portfolios with credit deterioration, we find that our expertise in evaluating and managing charged-off accounts allows us to confidently manage such portfolios with a higher level of credit risk than a buyer without that level of expertise would be comfortable. In such instances, a portfolio may include a mix of loans that are delinquent and restructured as well as a significant amount of charged-off or nonperforming loans, with a high level of risk that more of the current loans will become delinquent over time and eventually need to be charged-off. In these cases, we can offer the seller the convenience of purchasing all its loan assets together as opposed to bidding for only a single category of loan, which might result in a seller needing to transact with multiple counterparties. We regularly evaluate the opportunity to purchase portfolios that include a mix of performing accounts and nonperforming accounts, and that comprise all of a credit originator’s loan assets and believe we will find attractive opportunities to make more purchases like these going forward.

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

Key Business Metrics

Estimated Remaining Collections

We define ERC as the undiscounted sum of all future projected collections on our owned finance receivables portfolios. We calculate ERC using data derived from our databases of owned and serviced debt portfolio in the markets in which we operate and from our proprietary behavioral and asset valuation models. References to our ERC are references to gross ERC which includes estimated collections in respect of the current charge-off balances. We believe that our ERC estimation represents an important supplemental measure to compare our cash generating capacity with other companies in the debt collection industry, even though we can provide no assurance that we will achieve such collections within a specified time period, or at all.

The following table summarizes the total ERC by geographic area, or segment, during the three months ended:

	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$2,460.1	$2,155.2	$304.9	14.1%
Canada	408.3	317.8	90.5	28.5%
United Kingdom	198.0	146.4	51.6	35.3%
Latin America	289.4	218.5	70.9	32.4%
Total	$3,355.8	$2,837.9	$517.9	18.2%

For the three months ended March 31, 2026, ERC in our United States reportable segment included $237.7 million for the Bluestem portfolio purchase with the comparative 2025 period having no ERC related to Bluestem.

Deployments

Deployments refers to portfolios purchases in the ordinary course. We believe deployments represent an important measure of our investment activity. Deployments are a key driver of the growth of our ERC and a measure to compare growth in our business with the growth of other companies in the debt collection industry.

The following tables summarize the total deployments or purchases by geographic area, or reportable segments, during the three months ended:

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$88.0	$119.5	$(31.5)	(26.4)%
Canada	33.7	52.0	(18.3)	(35.2)%
United Kingdom	9.5	1.9	7.6	399.2%
Latin America	18.5	1.8	16.7	929.6%
Total Purchases	$149.7	$175.2	$(25.5)	(14.6)%

During the three months ended March 31, 2026, we invested $149.7 million to acquire receivable portfolios, with face values aggregating $2,708.2 million, for an average purchase price of 5.5% of face value. The amount invested in receivable portfolios decreased $25.5 million, or 14.6%, compared with the $175.2 million invested during the three months ended March 31, 2025, to acquire receivable portfolios with face values aggregating $2,757.4 million, for an average purchase price of 6.4% of face value.

Collections

The following tables summarize the total collections by geographic area, or reportable segment, during the periods presented:

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$250.6	$214.3	$36.3	16.9%
Canada	32.2	25.8	6.4	24.8%
United Kingdom	10.8	10.2	0.6	5.9%
Latin America	16.3	10.6	5.7	53.8%
Total Collections	$309.9	$260.9	$49.0	18.8%

Collections from purchased receivables increased by $49.0 million or 18.8% to $309.9 million during the three months ended March 31, 2026, from $260.9 million during the three months ended March 31, 2025. The increase in collections from purchased receivables compared to the period ended March 31, 2025, was primarily a result of increased purchases during the period. Collections in our United States reportable segment included for the period ended March 31, 2026 and 2025 were $54.5 million for the Bluestem portfolio with no collections in the comparative 2025 period.

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

Some of the limitations related to the use of adjusted net income as an analytical tool include:

●	does not reflect our future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, our working capital needs; and
●	other companies in our industry may calculate adjusted net income differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted net income should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

Set forth below is a reconciliation of adjusted net income to net income, the most directly comparable financial measure calculated and reported in accordance with GAAP.

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Net Income	$37.6	$64.2	$(26.6)	(41.4)%
Foreign exchange and other income (expense)	(1.4)	(2.5)	1.0	(41.1)%
Stock compensation	8.5	0.4	8.1	2,025.0%
Merger and acquisition and initial public offering related expenses	0.2	0.8	(0.6)	(76.5)%
Adjusted Net Income	$44.9	$63.0	$(18.1)	(28.7)%

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

For a majority of the portfolios we purchase, we apply our charge-off policy and fully write off the amortized costs of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “investments in previously charged-off receivables, net” on our combined and condensed consolidated balance sheet. The discount rate is a purchase EIR established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. From time to time, we will also purchase performing portfolios for a discount, where we will apply the interest method and accrete the discount.

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

Allowance for Credit Losses

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

We incurred additional expenses related to the IPO and expect to incur additional expense primarily due to the costs of operating as a public company, which are expected to include additional legal, accounting and consulting expenses, among others.

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

Results of Operations

Three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The following tables set forth combined and condensed consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
(in Millions)	2026		2025
Revenues:
Portfolio income	$157.6	89.3%	$138.7	89.5%
Changes in recoveries	7.1	4.0%	3.6	2.3%
Total portfolio revenue	$164.7	93.3%	$142.3	91.8%
Credit card revenue	1.7	1.0%	1.9	1.2%
Servicing revenue	10.0	5.7%	10.7	6.9%
Total revenues	$176.4	100.0%	$154.9	100.0%

Provision for credit losses	$0.6	0.4%	$0.5	0.3%

Operating expenses:
Salaries and benefits	$22.4	12.7%	$14.0	9.0%
Servicing expenses	65.6	37.2%	42.8	27.6%
Depreciation and amortization	0.9	0.5%	1.6	1.0%
Professional fees	2.3	1.3%	2.2	1.4%
Other selling, general and administrative	4.5	2.6%	4.5	2.9%
Total operating expenses	$95.6	54.2%	$65.1	42.0%
Net operating income	$80.2	45.4%	$89.3	57.6%

Other income (expense):
Interest expense	$(30.6)	(17.3)%	$(24.8)	(16.0)%
Foreign exchange and other income (expense)	1.4	0.8%	2.5	1.6%
Total other income / (expense)	(29.1)	(16.5)%	(22.4)	(14.4)%
Income before income taxes	$51.1	28.9%	$66.9	43.2%
Provision for income taxes	(13.4)	(7.6)%	(2.7)	(1.7)%
Net income	$37.6	21.3%	$64.2	41.5%
Foreign currency translation	(5.7)	(3.2)%	3.9	2.5%
Comprehensive income	$31.9	18.1%	$68.1	44.0%

Revenues

A summary of how our revenues were generated during the periods indicated is as follows:

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Cash collections	$309.9	$260.9	$49.0	18.8%
Principal amortization	(145.2)	(118.6)	(26.7)	22.5%
Total portfolio revenue	164.7	142.3	22.3	15.7%
Credit card revenue	1.7	1.9	(0.2)	(8.6)%
Servicing revenue	10.0	10.7	(0.7)	(6.4)%
Total revenues	$176.4	$154.9	$21.5	13.9%

Total revenues were $176.4 million for the three months ended March 31, 2026, an increase of $21.5 million, or 13.9%, compared to $154.9 million for the three months ended March 31, 2025. The increase is primarily a result of strong deployment growth in prior periods.

Operating Expenses

Total operating expenses were $95.6 million for the three months ended March 31, 2026, an increase of $30.5 million, or 46.8%, compared to $65.1 million for the three months ended March 31, 2025 driven primarily by an increase of $22.8 million in servicing expenses due to increased court costs of $8.0 million which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections, $7.4 million related to the Bluestem portfolio purchase and collection growth as well as $8.5 million in stock-based compensation expense.

Salaries and Benefits

Salaries and benefits were $22.4 million for the three months ended March 31, 2026 an increase of $8.4 million, or 59.6%, compared to $14.0 million for the three months ended March 31, 2025. The increase in Salaries was driven by $8.5 million in stock-based compensation costs which primarily reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO.

Servicing Expenses

Servicing expenses were $65.6 million for the three months ended March 31, 2026, an increase of $22.8 million, or 53.3%, compared to $42.8 million for the three months ended March 31, 2025. The increase in servicing expenses was primarily driven by increased collections and court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections. Servicing expenses consisted of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Agency and repo commission expense	$11.3	$12.3	$(1.0)	(8.1)%
Legal commission expense	8.8	6.5	2.3	35.4%
Court costs	17.3	9.3	8.0	86.0%
Communications	9.5	8.8	0.7	8.0%
Offshore	3.8	3.4	0.4	11.8%
Other servicing expenses	14.9	2.5	12.4	497.3%
Total servicing expenses	$65.6	$42.8	$22.8	53.3%

Depreciation and Amortization

Depreciation and amortization was $0.9 million for the three months ended March 31, 2026, a $0.7 million, or 45.8%, decrease from the $1.6 million for the three months ended March 31, 2025. The decrease was primarily due to  lower intangible amortization expense of $0.6 million associated with the Conn’s purchase compared to the three months ended March 31, 2025.

Professional Fees

Professional fees were $2.3 million for the three months ended March 31, 2026 an increase of $0.1 million, or 5.4%, compared to $2.2 million for the three months ended March 31, 2025. The increase was primarily due to one-time legal and professional fees incurred as part of the follow-on equity offering in January 2026.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses which generally consists of rent, travel and entertainment expenses, and other general overhead expenses which totaled $4.5 million for the three months ended March 31, 2026, which was flat to the $4.5 million for the three months ended March 31, 2025.

Other Income (Expense)

Interest Expense

Total interest expense was $30.6 million for the three months ended March 31, 2026, an increase of $5.8 million, or 23.2%, compared to $24.8 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in the cost of debt due to the payoff of the credit facility with the net proceeds of the 2030 Senior Notes issued in May 2025 as well as by increased amortization of debt issuance costs of $1.6 million, $0.5 million or 46.7% higher compared to $1.1 million for the three months ended March 31, 2025, due to the issuance of the 2030 Senior Notes in May 2025.

Interest expense consisted of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Interest expense	$28.9	$23.7	$5.2	22.1%
Amortization of debt issuance costs	1.6	1.1	0.5	46.7%
Total interest expense	$30.6	$24.8	$5.8	23.2%

Provision for Income Tax Expense

The provision for income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance of our deferred tax assets and liabilities, and changes in tax laws. The provision for income tax was $13.4 million for the three months ended March 31, 2026, an increase of $10.7 million or 401.0% compared to $2.7 million for the three months ended March 31, 2025 which increased as the Company is no longer treated as a Partnership for US income tax purposes as it was before the Initial Public Offering in June 2025.

Segment Results of Operations

The following tables set forth combined and condensed consolidated income statement amounts categorized by segment, for the periods indicated:

	Three Months Ended March 31,
	2026					2025
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$127.2	$9.4	$16.1	$12.0	$164.7	$111.7	$4.5	$16.1	$10.0	$142.3
Credit card revenue	0.7	—	1.0	—	1.7	0.7	—	1.2	—	1.9
Servicing revenue	1.8	7.8	0.5	—	10.1	4.5	5.9	0.3	—	10.7
Total Revenue	$129.7	$17.2	$17.6	$12.0	$176.5	$116.9	$10.4	$17.6	$10.0	$154.9

Provision for credit losses	$0.5	$—	$0.2	$—	$0.6	$0.3	$—	$0.2	$—	$0.5

Operating Expenses
Salaries and benefits	16.3	4.4	1.3	0.3	22.4	8.8	3.7	1.3	0.1	13.9
Servicing expenses	54.6	4.7	2.3	4.0	65.6	33.5	4.0	2.3	3.0	42.8
Depreciation and amortization	0.6	0.1	0.2	0.0	0.9	1.3	0.1	0.3	0.0	1.6
Professional fees	1.7	0.2	0.1	0.3	2.3	1.6	0.2	0.1	0.2	2.1
Other selling, general and administrative	3.3	0.7	0.3	0.2	4.5	3.6	0.6	0.3	0.1	4.6
Total Operating Expenses	$76.5	$10.1	$4.2	$4.8	$95.7	$48.8	$8.6	$4.3	$3.4	$65.0

Net Operating Income	$52.7	$7.1	$13.2	$7.2	$80.2	$67.8	$1.8	$13.1	$6.6	$89.3
Net operating income margin	40.6%	41.3%	75.0%	60.0%	45.4%	58.0%	17.3%	74.4%	66.0%	57.7%

United States

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$127.2	$111.7	$15.5	13.8%
Credit card revenue	0.7	0.7	0.1	8.9%
Servicing revenue	1.8	4.5	(2.8)	(60.7)%
Total Revenue	$129.7	$116.9	$12.8	10.9%

Provision for credit losses	$0.5	$0.3	$0.1	37.7%

Operating Expenses
Salaries and benefits	16.3	8.9	7.4	83.1%
Servicing expenses	54.6	33.5	21.1	63.1%
Depreciation and amortization	0.6	1.3	(0.7)	(52.9)%
Professional fees	1.7	1.6	0.1	5.0%
Other selling, general and administrative	3.3	3.6	(0.3)	(8.2)%
Total Operating Expenses	$76.5	$48.8	$27.7	56.6%

Net Operating Income	$52.8	$67.8	$(15.0)	(22.1)%
Net operating income margin	40.7%	58.0%

Portfolio revenue grew $15.5 million or 13.8% in the three months ended March 31, 2026 compared to March 31, 2025, primarily due to the growth in deployments, including the Bluestem portfolio purchase.

Servicing revenue decreased $2.8 million or 60.7% for the three months ended March 31, 2026 compared to March 31, 2025, primarily due to the Conn’s portfolio purchase, which contributed $1.2 million of total servicing revenue in the three months ended March 31, 2026 compared with $3.7 million in the three months ended March 31, 2025.

Salaries and benefits increased $7.4 million or 83.1% in the three months ended March 31, 2026 compared to March 31, 2025 driven by $8.5 million for stock-based compensation partially offset by reductions in personnel and benefit costs related to the Conn’s portfolio purchase due to 89 less FTE.

Servicing expenses grew $21.1 million or 63.1% in the three months ended March 31, 2026 compared to March 31, 2025 driven by increased collections, and court costs of $8.0 million which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections. Servicing expenses includes $1.5 million for the three months ended March 31, 2026 related to the Conn’s portfolio purchase compared to $3.7 million in the three months ended March 31, 2025, and $7.4 million related to the Bluestem portfolio purchase with no expense in the comparative period in 2025.

Depreciation and amortization was $0.6 million for the three months ended March 31, 2026, a $0.7 million, or 52.9%, decrease from the $1.3 million for the three months ended March 31, 2025. The decrease was primarily due to  lower intangible amortization expense of $0.6 million associated with the Conn’s purchase compared to the three months ended March 31, 2025.

Professional fees were $1.7 million or 5.0% higher in the three months ended March 31, 2026 compared to March 31, 2025 driven by one-time legal and professional fees incurred as part of the follow-on equity offering in January 2026.

Other selling, general and administrative expenses which generally consists of rent expense, travel and entertainment, and other general overhead expenses decreased $0.3 million or 8.2% in the three months ended March 31, 2026 compared to March 31, 2025 primarily due to lower rent expense related to the Conn’s portfolio purchase.

Overall net operating income decreased $15.0 million or 22.1% in the three months ended March 31, 2026 compared to March 31, 2025 to $52.8 million from $67.8 million driven by lower net operating income of $15.6 million associated with the Conn’s portfolio purchase  compared to the three months ended March 31, 2025, partially offset by $7.9 million in net operating income associated with the Bluestem portfolio purchase with no net operating income in the three months ended March 31, 2025. Net operating income as a percentage of total revenues was 40.7% in the three months ended March 31, 2026 compared to 58.0% in March 31, 2025.

United Kingdom

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$9.4	$4.5	$4.9	108.6%
Servicing revenue	7.8	5.9	1.9	32.5%
Total Revenue	$17.1	$10.4	$6.8	65.5%

Operating Expenses
Salaries and benefits	4.4	3.7	0.7	18.8%
Servicing expenses	4.7	4.0	0.7	18.2%
Depreciation and amortization	0.1	0.1	(0.0)	0.0%
Professional fees	0.2	0.2	(0.0)	(8.9)%
Other selling, general and administrative	0.7	0.6	0.1	22.0%
Total Operating Expenses	$10.1	$8.6	$1.5	17.8%

Net Operating Income	$7.0	$1.8	$5.3	292.6%
Net operating income margin	41.1%	17.3%

Portfolio revenue increased $4.9 million or 108.6% in the three months ended March 31, 2026 compared to March 31, 2025 primarily due to an increase in deployment volumes.

Servicing revenue increased $1.9 million or 32.5% in the three months ended March 31, 2026 compared to March 31, 2025 due to increased third party servicing.

Salaries and benefits increased $0.7 million or 18.8% in the three months ended March 31, 2026 compared to March 31, 2025 primarily due to higher employee salary and benefit costs.

Servicing expenses increased $0.7 million or 18.2% in the three months ended March 31, 2026 compared to March 31, 2025 primarily due to increase in collections as well as court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections.

Overall net operating income increased $5.3 million or 292.6% in the three months ended March 31, 2026 compared to March 31, 2025 due to higher deployments. Net operating income as a percentage of total revenues was 41.1% in the three months ended March 31, 2026 compared to 17.3% in March 31, 2025.

Canada

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$16.1	$16.1	$0.0	0.2%
Credit card revenue	1.0	1.2	(0.2)	(18.0)%
Servicing revenue	0.5	0.3	0.2	48.3%
Total Revenue	$17.6	$17.7	$(0.0)	(0.2)%

Provision for credit losses	$0.2	$0.2	$(0.0)	(20.5)%

Operating Expenses
Salaries and benefits	1.3	1.3	0.0	2.2%
Servicing expenses	2.3	2.3	0.0	0.5%
Depreciation and amortization	0.2	0.3	(0.1)	(26.5)%
Professional fees	0.1	0.1	(0.0)	0.0%
Other selling, general and administrative	0.3	0.3	0.0	4.0%
Total Operating Expenses	$4.3	$4.3	$(0.0)	(0.8)%

Net Operating Income	$13.2	$13.1	$0.0	0.3%
Net operating income margin	74.7%	74.4%

Credit card revenue decreased $0.2 million or 18.0% in the three months ended March 31, 2026 compared to March 31, 2025 due to the portfolio continuing to attrit with no new originations since August 2024 due to regulatory changes.

Servicing revenue increased $0.2 million or 48.3% in the three months ended March 31, 2026 compared to March 31, 2025 due to organic growth.

Overall net operating income was flat in the three months ended March 31, 2026 compared to  March 31, 2025. Net operating income as a percentage of total revenues was 74.7% in the three months ended March 31, 2026 compared to 74.4% in March 31, 2025.

Latin America

	Three Months Ended
	March 31,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$12.0	$10.0	$2.0	20.0%
Total Revenue	$12.0	$10.0	$2.0	20.0%

Operating Expenses
Salaries and benefits	0.3	0.1	0.2	1.9%
Servicing expenses	4.0	3.0	0.9	30.7%
Depreciation and amortization	0.0	0.0	0.0	0.0%
Professional fees	0.3	0.2	0.1	0.3%
Other selling, general and administrative	0.2	0.1	0.1	180.0%
Total Operating Expenses	$4.8	$3.4	$1.4	39.2%

Net Operating Income	$7.2	$6.5	$0.6	9.8%
Net operating income margin	60.0%	65.5%

Portfolio revenue increased $2.0 million or 20.0% in the three months ended March 31, 2026 compared to March 31, 2025 primarily due to increase in deployments.

Servicing expenses increased $0.9 million or 30.7% in the three months ended March 31, 2026 compared to March 31, 2025 primarily due to increased collections.

Overall net operating income increased by $0.6 million or 9.8% in the three months ended March 31, 2026 compared to March 31, 2025 due to portfolio revenue growth. Net operating income as a percentage of total revenues was 60.0% in the three months ended March 31, 2026 compared to 65.5% in March 31, 2025.

Supplemental Performance Data as of March 31, 2026

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

The following tables show certain data related to our investment in receivables portfolios.

PURCHASE PRICE MULTIPLES AS OF MARCH 31, 2026 Excludes Resale as Noted at Bottom (in millions)

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	US Distressed
	2003-2017 (6)	$395.2	$1,184.9	$41.0	$1,225.9	3.10	x	2.29	x
	2018	76.2	211.2	24.4	235.6	3.09	x	2.70	x
	2019	94.8	270.7	16.4	287.1	3.03	x	2.29	x
	2020	74.1	181.9	32.4	214.3	2.89	x	2.20	x
Vintage	2021	73.1	119.2	32.5	151.7	2.08	x	1.97	x
	2022	142.1	170.8	107.5	278.3	1.96	x	2.00	x
	2023	337.6	380.1	382.2	762.3	2.26	x	2.11	x
	2024	481.5	518.4	522.9	1,041.3	2.16	x	1.98	x
	2025	520.6	196.6	877.8	1,074.4	2.06	x	2.05	x
	2026	63.3	2.4	147.7	150.0	2.37	x	2.37	x
	Total	$2,258.6	$3,236.0	$2,184.9	$5,420.9

	US Insolvency
	2003-2017 (6)	$285.4	$428.6	$0.7	$429.3	1.50	x	1.66	x
	2018	86.7	107.0	1.0	108.0	1.25	x	1.30	x
	2019	62.2	84.7	2.9	87.5	1.41	x	1.31	x
	2020	30.1	43.1	5.0	48.1	1.60	x	1.40	x
Vintage	2021	23.7	31.4	5.6	37.1	1.57	x	1.25	x
	2022	40.7	44.1	7.8	52.0	1.28	x	1.30	x
	2023	66.7	59.5	32.6	92.1	1.38	x	1.34	x
	2024	71.1	37.2	58.8	96.0	1.35	x	1.39	x
	2025	104.3	18.0	126.3	144.3	1.38	x	1.38	x
	2026	24.7	0.2	34.5	34.6	1.40	x	1.40	x
	Total	$795.6	$853.8	$275.2	$1,129.0

	UK Distressed & Insolvency
	2009-2017	$23.7	$65.5	$2.8	$68.3	2.88	x	1.94	x
	2018	3.1	12.2	3.6	15.9	5.13	x	2.20	x
	2019	7.1	18.5	4.0	22.5	3.17	x	1.91	x
	2020	13.1	28.0	7.3	35.3	2.69	x	1.74	x
Vintage	2021	19.4	28.0	10.0	38.0	1.96	x	1.67	x
	2022	18.9	29.8	17.3	47.0	2.49	x	2.22	x
	2023	26.7	34.2	33.5	67.7	2.53	x	2.08	x
	2024	29.4	20.4	36.0	56.4	1.92	x	1.70	x
	2025	32.0	5.1	63.0	68.1	2.13	x	2.14	x
	2026	9.5	0.1	20.4	20.5	2.16	x	2.16	x
	Total	$182.9	$241.7	$198.0	$439.7

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Canada Insolvency(7)
	2008-2017	$121.1	$236.0	$0.3	$236.3	1.95	x	1.64	x
	2018	40.9	85.6	0.6	86.1	2.10	x	1.80	x
	2019	34.7	68.8	1.1	69.8	2.01	x	1.72	x
	2020	29.3	53.2	1.3	54.5	1.86	x	1.60	x
Vintage	2021	23.7	38.2	3.2	41.3	1.74	x	1.62	x
	2022	18.5	22.7	5.7	28.4	1.54	x	1.47	x
	2023	38.8	35.0	22.4	57.4	1.48	x	1.35	x
	2024	61.9	32.0	62.2	94.2	1.52	x	1.38	x
	2025	115.0	25.4	142.4	167.8	1.46	x	1.47	x
	2026	27.5	0.6	41.2	41.8	1.52	x	1.52	x
	Total	$511.5	$597.5	$280.2	$877.7

	Canada Distressed(1)
	2008-2017	$80.7	$178.1	$6.5	$184.6	2.29	x	1.91	x
	2018	14.6	61.0	7.2	68.2	4.66	x	2.52	x
	2019	12.8	41.3	3.0	44.3	3.46	x	2.19	x
	2020	19.7	41.1	6.4	47.5	2.42	x	2.06	x
Vintage	2021	9.2	14.4	3.9	18.3	2.00	x	1.79	x
	2022	24.3	24.8	11.6	36.4	1.50	x	1.69	x
	2023	18.4	16.8	16.0	32.8	1.78	x	1.61	x
	2024	33.5	31.9	30.1	62.1	1.86	x	1.83	x
	2025	26.6	12.4	34.5	46.9	1.77	x	1.80	x
	2026	6.2	0.8	8.8	9.6	1.55	x	1.55	x
	Total	$245.9	$422.7	$128.1	$550.7

	Latin America Distressed
	2021	$7.9	$11.9	$8.0	$19.9	2.51	x	1.58	x
	2022	25.0	39.5	33.9	73.4	2.94	x	2.67	x
Vintage	2023	42.3	50.2	57.8	108.0	2.55	x	2.39	x
	2024	45.8	36.5	87.0	123.5	2.69	x	2.35	x
	2025	33.6	15.1	67.4	82.5	2.45	x	2.43	x
	2026	18.5	0.2	35.4	35.6	1.92	x	1.92	x
	Total	$173.2	$153.4	$289.4	$442.8

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Total
	2003-2017 (6)	$906.0	$2,093.2	$51.2	$2,144.4	2.37	x	1.96	x
	2018	221.6	476.9	36.9	513.7	2.32	x	1.97	x
	2019	211.6	483.9	27.5	511.3	2.42	x	1.89	x
	2020	166.3	347.3	52.4	399.7	2.40	x	1.90	x
Vintage	2021	156.9	243.1	63.2	306.4	1.95	x	1.74	x
	2022	269.5	331.7	183.8	515.4	1.91	x	1.91	x
	2023	530.5	575.8	544.4	1,120.2	2.11	x	1.96	x
	2024	723.3	676.4	797.0	1,473.4	2.04	x	1.88	x
	2025	832.1	272.7	1,311.4	1,584.1	1.90	x	1.90	x
	2026	149.7	4.2	287.9	292.2	1.95	x	1.95	x
	Total	$4,167.6	$5,505.1	$3,355.7	$8,860.8

(1)	Includes the portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	For our non-U.S. amounts, historical period exchange rates are presented at the respective exchange rate for each collection period.
(4)	For our non-U.S. amounts, Total ERC is presented at the exchange rate as of March 31, 2026. .
(5)	The original estimated purchase price multiple represents the purchase price multiple at the end of the year of acquisition.
(6)	This vintage data excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and does not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(7)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses.

The following table illustrates collections from purchased receivables, total portfolio revenue for the three months ended March 31, 2026 and investment in receivables, net as of March 31, 2026 and monthly EIR, by year of purchase:

RECEIVABLE PORTFOLIO FINANCIAL INFORMATION, BY YEAR OF PURCHASE(1) (in millions)

	Three Months Ended March 31, 2026				As of
				Total	March 31, 2026
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$0.3	$0.3	$—	$0.3	$—	0.0%
2004 - 2020	9.3	8.8	(5.8)	3.0	39.7	6.8%
2021	2.1	1.9	(3.9)	(2.0)	17.9	3.2%
2022	8.6	5.0	(3.6)	1.4	68.9	2.3%
2023	35.2	18.4	(5.5)	12.9	232.4	2.5%
2024	67.2	30.9	8.8	39.7	286.7	3.4%
2025	106.8	43.7	16.9	60.6	472.6	2.8%
2026	2.3	3.6	1.9	5.5	66.5	2.8%
Subtotal	$231.8	$112.6	$8.8	$121.4	$1,184.7

US Insolvency
2004 - 2020	$0.5	$0.4	$(1.6)	$(1.2)	$7.4	1.5%
2021	0.4	0.2	0.1	0.3	4.2	1.6%
2022	1.7	0.3	(0.3)	—	7.0	1.3%
2023	4.0	1.1	(0.5)	0.6	28.0	1.2%
2024	5.3	1.8	(0.1)	1.7	47.3	1.2%
2025	6.7	3.3	0.5	3.8	97.6	1.1%
2026	0.2	0.5	0.1	0.6	25.1	1.0%
Subtotal	$18.8	$7.6	$(1.8)	$5.8	$216.6

UK Distressed & Insolvency
2004 - 2020	$1.2	$1.0	$(0.1)	$0.9	$6.1	5.1%
2021	1.0	0.6	—	0.6	6.3	3.0%
2022	1.4	1.1	(0.3)	0.8	9.9	3.6%
2023	2.5	2.1	(0.2)	1.9	19.9	3.4%
2024	2.5	1.7	—	1.7	23.4	2.3%
2025	2.3	2.8	0.2	3.0	32.9	2.8%
2026	0.1	0.5	—	0.5	9.8	3.0%
Subtotal	$11.0	$9.8	$(0.4)	$9.4	$108.3

Canada Distressed
ZBA(2)	$0.2	$0.2	$—	$0.2	$—	0.0%
2020	1.0	1.3	(0.1)	1.2	3.3	12.7%
2021	0.3	0.2	0.1	0.3	1.7	4.3%
2022	0.6	0.6	(0.1)	0.5	6.5	2.8%
2023	0.8	0.8	(0.4)	0.4	9.7	2.6%
2024	2.2	1.5	(1.2)	0.3	18.0	2.6%
2025	3.9	1.5	(0.3)	1.2	19.8	2.3%
2026	0.8	0.3	0.1	0.4	5.7	2.1%
Subtotal	$9.8	$6.4	$(1.9)	$4.5	$64.7

Canada Insolvency
ZBA	$—	$—	$—	$—	$—	0.0%
2020	0.6	0.3	(0.3)	—	2.1	3.4%
2021	1.4	0.2	0.3	0.5	2.7	1.9%
2022	1.5	0.3	0.2	0.5	4.8	1.5%
2023	3.9	0.8	0.4	1.2	19.0	1.2%
2024	7.0	1.9	1.9	3.8	50.9	1.2%
2025	7.5	3.8	0.7	4.5	108.3	1.2%
2026	0.6	0.8	0.3	1.1	27.6	1.3%
Subtotal	$22.5	$8.1	$3.5	$11.6	$215.4

Latin America Distressed
2021	$0.3	$0.3	$(0.1)	$0.2	$3.8	3.0%
2022	1.9	1.9	0.1	2.0	10.9	5.8%
2023	2.8	3.3	(1.6)	1.7	31.3	3.3%
2024	5.4	4.0	0.1	4.1	42.8	2.9%
2025	5.6	3.1	0.4	3.5	31.7	3.1%
2026	0.2	0.5	—	0.5	18.9	2.6%
Subtotal	$16.2	$13.1	$(1.1)	$12.0	$139.4

Grand Total	$310.1	$157.6	$7.1	$164.7	$1,929.1
Note:

Not adjusted to include historical information from Canaccede Financial Group and its predecessor businesses. Results of Canaccede Financial Group and its predecessor businesses for deployments from prior to the date of our acquisition are consolidated in the 2020 vintage year.

(1)	Refers to revenue from zero basis accounts.

The following table illustrates historical collections, by year, on our portfolios.

COLLECTIONS, BY YEAR, BY YEAR OF PURCHASE  Excludes Resale as Noted at Bottom (in millions)

			Collections
		Purchase	2003 -
(in Millions)		Price (1)(2)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
	US Distressed
	2003-2017(3)(4)	$395.2	$776.3	$97.2	$79.0	$69.5	$57.5	$37.7	$26.6	$21.3	$16.4	$3.3	$1,184.9
	2018	76.2	—	21.6	45.9	45.4	41.0	24.7	14.2	10.3	6.6	1.4	211.2
	2019	94.8	—	—	26.8	74.8	62.3	44.5	28.6	18.3	12.9	2.5	270.7
	2020	74.1	—	—	—	26.5	60.9	37.2	26.0	18.2	11.0	2.1	181.9
Vintage	2021	73.1	—	—	—	—	23.1	37.8	24.8	18.3	12.9	2.2	119.2
	2022	142.1	—	—	—	—	—	16.5	55.1	49.6	41.0	8.6	170.8
	2023	337.6	—	—	—	—	—	—	48.4	147.7	148.7	35.2	380.1
	2024	481.5	—	—	—	—	—	—	—	73.3	377.8	67.3	518.4
	2025	520.6	—	—	—	—	—	—	—	—	89.7	106.9	196.6
	2026	63.3	—	—	—	—	—	—	—	—	—	2.4	2.4
	Total	$2,258.6	$776.3	$118.9	$151.7	$216.2	$244.8	$198.4	$223.9	$357.1	$717.0	$231.8	$3,236.0

	US Insolvency
	2003-2017(4)	$285.4	$333.1	$39.4	$26.0	$14.8	$9.0	$3.6	$1.3	$0.7	$0.5	$0.1	$428.6
	2018	86.7	—	16.0	34.9	23.8	17.1	9.7	3.6	1.1	0.5	0.1	107.0
	2019	62.2	—	—	7.0	23.2	19.8	16.2	11.0	6.1	1.2	0.2	84.7
	2020	30.1	—	—	—	3.5	10.5	10.8	9.0	6.7	2.5	0.2	43.1
Vintage	2021	23.7	—	—	—	—	8.9	10.1	6.3	3.5	2.2	0.4	31.4
	2022	40.7	—	—	—	—	—	5.4	16.4	11.8	8.8	1.7	44.1
	2023	66.7	—	—	—	—	—	—	12.7	23.2	19.6	4.0	59.5
	2024	71.1	—	—	—	—	—	—	—	9.6	22.3	5.3	37.2
	2025	104.3	—	—	—	—	—	—	—	—	11.3	6.7	18.0
	2026	24.7	—	—	—	—	—	—	—	—	—	0.2	0.2
	Total	$795.6	$333.1	$55.4	$67.9	$65.3	$65.4	$55.8	$60.3	$62.8	$68.9	$18.7	$853.8

	UK Distressed & Insolvency
	2009-2017	$23.7	$46.7	$4.0	$3.3	$2.7	$2.9	$1.9	$1.6	$1.3	$1.0	$0.2	$65.5
	2018	3.1	—	0.3	1.9	2.0	2.4	1.7	1.5	1.2	1.0	0.2	12.2
	2019	7.1	—	—	0.8	4.7	5.1	3.0	2.1	1.4	1.1	0.3	18.5
	2020	13.1	—	—	—	4.2	10.0	5.1	3.3	2.4	2.4	0.5	28.0
Vintage	2021	19.4	—	—	—	—	4.6	7.0	6.6	4.4	4.6	1.0	28.0
	2022	18.9	—	—	—	—	—	2.6	10.9	8.2	6.7	1.4	29.8
	2023	26.7	—	—	—	—	—	—	6.2	13.4	12.1	2.5	34.2
	2024	29.4	—	—	—	—	—	—	—	7.1	10.8	2.5	20.4
	2025	32.0	—	—	—	—	—	—	—	—	2.8	2.3	5.1
	2026	9.5	—	—	—	—	—	—	—	—	—	0.1	0.1
	Total	$182.9	$46.7	$4.2	$5.9	$13.7	$24.9	$21.3	$32.3	$39.4	$42.5	$10.8	$241.7

			Collections
		Purchase	2004 -
		Price (1)(2)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
	CAD Insolvency(5)
	2008-2017	$121.1	$126.7	$38.2	$31.6	$22.2	$11.7	$3.6	$0.9	$0.6	$0.5	$0.1	$236.0
	2018	40.9	—	6.4	16.9	21.2	19.3	13.5	6.4	1.2	0.6	0.1	85.6
	2019	34.7	—	—	3.4	12.6	18.7	15.2	11.2	6.2	1.3	0.2	68.8
	2020	29.3	—	—	—	3.4	11.7	13.8	11.2	8.0	4.9	0.3	53.2
Vintage	2021	23.7	—	—	—	—	3.1	8.5	10.1	8.3	6.7	1.4	38.2
	2022	18.5	—	—	—	—	—	1.5	5.9	6.9	6.9	1.5	22.7
	2023	38.8	—	—	—	—	—	—	3.0	11.0	17.1	3.9	35.0
	2024	61.9	—	—	—	—	—	—	—	4.8	20.3	7.0	32.0
	2025	115.0	—	—	—	—	—	—	—	—	18.0	7.5	25.4
	2026	27.5	—	—	—	—	—	—	—	—	—	0.6	0.6
	Total	$511.5	$126.7	$44.6	$51.9	$59.5	$64.6	$56.0	$48.5	$46.8	$76.4	$22.4	$597.5

	CAD Distressed(5)(6)
	2008-2017	$80.7	$94.4	$22.9	$17.3	$13.3	$11.4	$8.3	$5.1	$2.9	$2.2	$0.5	$178.1
	2018	14.6	—	6.5	16.2	11.0	9.4	7.1	4.8	3.1	2.5	0.4	61.0
	2019	12.8	—	—	13.4	10.7	8.1	4.6	2.4	1.2	0.9	0.1	41.3
	2020	19.7	—	—	—	10.7	12.7	7.7	4.7	3.1	1.9	0.3	41.1
Vintage	2021	9.2	—	—	—	—	4.4	4.3	2.3	1.9	1.3	0.3	14.4
	2022	24.3	—	—	—	—	—	7.3	8.1	4.6	4.2	0.6	24.8
	2023	18.4	—	—	—	—	—	—	5.7	6.3	4.0	0.8	16.8
	2024	33.5	—	—	—	—	—	—	—	15.6	14.2	2.2	31.9
	2025	26.6	—	—	—	—	—	—	—	—	8.5	3.9	12.4
	2026	6.2	—	—	—	—	—	—	—	—	—	0.8	0.8
	Total	$245.9	$94.4	$29.4	$46.8	$45.6	$45.9	$39.2	$33.2	$38.6	$39.6	$9.8	$422.7

	LatAm Distressed
	2021	$7.9	$—	$—	$—	$—	$0.8	$5.2	$2.3	$1.7	$1.5	$0.3	$11.9
	2022	25.0	—	—	—	—	—	6.0	14.4	9.2	8.0	1.9	39.5
	2023	42.3	—	—	—	—	—	—	15.4	17.7	14.3	2.8	50.2
Vintage	2024	45.8	—	—	—	—	—	—	—	10.3	20.8	5.4	36.5
	2025	33.6	—	—	—	—	—	—	—	—	9.5	5.6	15.1
	2026	18.5	—	—	—	—	—	—	—	—	—	0.2	0.2
	Total	$173.2	$—	$—	$—	$—	$0.8	$11.2	$32.0	$39.0	$54.1	$16.3	$153.4

	Total
	2003-2017(4)	$906.0	$1,377.2	$201.8	$157.1	$122.6	$92.5	$55.1	$35.5	$26.7	$20.6	$4.2	$2,093.2
	2018	221.6	—	50.8	115.8	103.5	89.1	56.7	30.6	16.9	11.3	2.1	476.9
	2019	211.6	—	—	51.3	126.0	114.0	83.4	55.3	33.3	17.4	3.2	483.9
	2020	166.3	—	—	—	48.3	105.8	74.6	54.2	38.4	22.7	3.3	347.3
Vintage	2021	156.9	—	—	—	—	45.0	72.9	52.5	38.1	29.2	5.5	243.1
	2022	269.5	—	—	—	—	—	39.3	110.8	90.3	75.5	15.7	331.7
	2023	530.5	—	—	—	—	—	—	91.3	219.3	215.9	49.2	575.8
	2024	723.3	—	—	—	—	—	—	—	120.6	466.2	89.6	676.4
	2025	832.1	—	—	—	—	—	—	—	—	139.8	132.9	272.7
	2026	149.7	—	—	—	—	—	—	—	—	—	4.2	4.2
	Total	$4,167.6	$1,377.2	$252.6	$324.2	$400.4	$446.4	$382.0	$430.2	$583.7	$998.5	$309.9	$5,505.1
(1)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	U.S. Distressed excludes credit card collections from zero basis accounts associated with our Emblem Brand Credit Card.
(4)	Excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and do not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(5)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses and excludes collections associated with recovering charged-off accounts in our credit card origination business.
(6)	Canada Distressed excludes collections from zero basis accounts associated with Fidem Finance, Inc., which totaled $0.2 million in the three months ended March 31, 2026 and $0.1 million in the three months ended March 31, 2025.

Deployments

The following table displays our quarterly deployments for the three months ended March 31, 2026 and 2025.

Deployments by Geography and Business Line

	Three months ended
	March 31,
(in Millions)	2026	2025
US Distressed	$63.3	$92.9
US Insolvency	24.7	26.7
UK Distressed & Insolvency	9.5	1.9
Canada Insolvency	27.5	46.3
Canada Distressed	6.2	5.6
Latin America Distressed	18.5	1.8
Total Purchases	$149.7	$175.2

Liquidity and Capital Resources

We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of March 31, 2026, unrestricted cash and cash equivalents totaled $26.2 million. Of the unrestricted cash and cash equivalent balance as of March 31, 2026, $17.8 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. Management believes that the Company has sufficient liquidity available to meet our operating cash needs and obligations for the next twelve months and the foreseeable future.

As of March 31, 2026, we had approximately $1,433.3 million in borrowings outstanding, net of unamortized debt issuance costs with $745.8 million of availability under our Revolving Credit Facility (as defined herein) (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of March 31, 2026, the amount available to be drawn was $739.7 million. For more information, see Note 8 to our combined and condensed consolidated financial statements.

Net debt is calculated as total borrowings, adjusted to remove the contra-liability for unamortized debt issuance costs and subtract unrestricted cash. We present net debt because we consider it an important supplemental measure used for assessing our leverage and enhanced period-to-period comparability of leverage and is useful to investors as other companies in our industry report similar financial measures. Net debt should not be considered as an alternative to total borrowings determined in accordance with GAAP. Our calculation of net debt may not be comparable to the calculation of similarly titled measures reported by other companies.

	Three Months Ended
	March 31,
(in Millions)	2026		2025
Total borrowings	$1,433.3		$1,212.0
Unamortized debt issuance costs	20.9		12.3
Unrestricted cash and cash equivalents	(26.2)		(27.0)
Net debt	1,428.0		1,197.3
Adjusted cash EBITDA	798.0		551.7
Leverage ratio (net debt / adjusted cash EBITDA)	1.79	x	2.17	x

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

We were in compliance with the covenants of our financing arrangements as of March 31, 2026. Financial covenants are important in determining the level of cash flow needed to maintain in relation to our ability to incur debt under our

Revolving Credit Facility. If these financial covenants are not complied with, we would be in breach of our Revolving Credit Facility agreement if not cured through an additional pay down within the designated timeframe.

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

Some of the limitations related to the use of adjusted cash EBITDA as an analytical tool include:

●	does not reflect our future requirements for capital expenditures or contractual commitments;
●	does not reflect changes in, or cash requirements for, our working capital needs;
●	does not reflect the interest expense, or the cash requirements necessary to make interest or principal payments, on our debts;
●	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will have to be replaced in the future, and adjusted cash EBITDA does not reflect any cash requirements for such replacements; and
●	other companies in our industry may calculate adjusted cash EBITDA differently than we do, limiting its usefulness as a comparative measure.

Because of these limitations, adjusted cash EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

Set forth below is a reconciliation of adjusted cash EBITDA to net cash provided by operating activities.

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$39.6	$51.7
Changes in prepaid expenses	0.8	7.7
Changes in accounts payable and accrued expenses	8.9	8.0
Provision for credit losses	(0.6)	(0.5)
Foreign exchange and other income (expense)	(1.4)	(2.5)
Cash interest paid	28.9	23.7
Provision for income taxes	13.4	2.8
Total portfolio revenue	(164.7)	(142.3)
Gross collections	309.9	260.9
Stock-based compensation	—	0.4
Merger and acquisition and initial public offering related expenses	0.2	0.8
Adjusted Cash EBITDA	$235.0	$210.7

Revolving Credit Facility

On November 13, 2024, we amended our Revolving Credit Facility (as supplemented or otherwise modified from time to time, the “Revolving Credit Facility”) under our credit agreement entered into on May 21, 2021 (the “Credit Agreement”).  As amended, the Revolving Credit Facility provides for borrowings in an aggregate principal amount of $825.0 million (subject to compliance with a borrowing base and applicable debt covenants) and matures on April 26, 2028. In May 2025, we issued $500.0 million aggregate principal amount of 2030 Notes (as defined below) and used a majority of the proceeds therefrom, net of fees, to pay down the outstanding balance under the Revolving Credit Facility. In October 2025 we further amended and extended our Revolving Credit Facility to an aggregate commitment of $1.0 billion. As of March 31, 2026, there was $254.2 million aggregate principal amount of loans outstanding under the Revolving Credit Facility.

6.000% Senior Notes due 2026

On August 4, 2021, Jefferson Capital Holdings, LLC completed an offering of $300.0 million aggregate principal amount of 6.000% senior notes due 2026 (the “2026 Notes”) under an indenture (the “2026 Notes Indenture”), dated as of

August 4, 2021, among Jefferson Capital, Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee. The 2026 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2026 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2026 Notes mature on August 15, 2026. As of March 31, 2026 there was $300.0 million aggregate principal amount of the 2026 Notes outstanding.

9.500% Senior Notes due 2029

On February 2, 2024, Jefferson Capital Holdings, LLC completed an offering of $400.0 million aggregate principal amount of 9.500% senior notes due 2029 (the “2029 Notes”) under an indenture (the “2029 Notes Indenture”), dated as of February 2, 2024, among Jefferson Capital Holdings, LLC the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2029 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. As of March 31, 2026, there was approximately $400.0 million aggregate principal amount of the 2029 Notes outstanding. The 2029 Notes mature on February 15, 2029.

8.250% Senior Notes due 2030

On May 2, 2025, Jefferson Capital Holdings, LLC completed an offering of $500.0 million aggregate principal amount of 8.250% senior notes due 2030 (the “2030 Notes”) under an indenture (the “New Notes Indenture”), dated as of May 2, 2025, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025.   As of March 31, 2026, there was approximately $500.0 million aggregate principal amount of the 2030 Notes outstanding.  The 2030 Notes mature on May 15, 2030.

Cash Flows Analysis for the Three months Ended March 31, 2026 and 2025

The following table summarizes our cash flow activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended
(in Millions)	March 31,		Increase	%
Total cash flow provided by / (used in)	2026	2025	(Decrease)	Change
Operating activities	$39.6	$51.7	$(12.1)	(23.4)%
Investing activities	(4.0)	(56.2)	52.3	(92.9)%
Financing activities	(36.0)	(0.5)	(35.5)	7,670.0%
Exchange rate effects on cash balances held in foreign currencies	(1.6)	(2.8)	1.2	(42.9)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1.9)	$(7.8)	$5.9	(75.4)%

Operating Activities

The change in our cash flows from operating activities in the three months ended March 31, 2026 was primarily due to collections recognized as revenue offset by cash paid for operating expenses, interest, and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for credit losses and depreciation and amortization and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments. Net cash provided by operating activities decreased $12.0 million, or 23.3%, when compared to the three months ended March 31, 2025.

Investing Activities

Cash used in investing activities is normally driven by purchases of investments in receivables. Cash provided by investing activities is mainly driven by collections applied to investments in receivables.

Net cash used in investing activities decreased $52.2 million in the three months ended March 31, 2026, primarily due to increased collections applied to investment in receivables of $26.7 million and decreased purchases of investments in receivables of $25.5 million when compared to the three months ended March 31, 2025.

Financing Activities

Cash from financing activities is normally provided by draws on our Revolving Credit Facility and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our Revolving Credit Facility.

Net cash used in financing activities increased $35.5 million, primarily due to payments on our borrowings under our Revolving Credit Facility compared to the three months ended March 31, 2025.

Contractual Obligations

Our contractual obligations as of March 31, 2026 were as follows:

		Less Than	1 - 3	4 - 5	More Than
(in millions)	Total	1 Year	Years	Years	5 Years
Operating leases	$4.7	$0.9	$2.5	$0.5	$0.8
Revolving credit facility(1)	260.4	260.4	—	—	—
Notes payable(2)	1,486.2	366.2	158.5	961.5	—
Purchase commitments(3)	353.2	215.9	137.3	—	—
Other liabilities	9.6	0.3	9.3	—	—
Total	$2,114.1	$843.7	$307.6	$962.0	$0.8

(1)	Includes estimated interest and unused line fees due on our Revolving Credit Facility and assumes that the outstanding balance on such facility remain constant from the March 31, 2026 balance to maturity.
(2)	Includes scheduled interest and principal payments on the 2026 Notes, 2029 Notes and 2030 Notes.
(3)	Reflects the expected remaining amount to be purchased under forward flow and other contracts for the purchase of receivable portfolios.

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

There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk from borrowings on our Revolving Credit Facility, as well as our interest-bearing deposits. As such, our combined and condensed consolidated financial results are subject to fluctuations due to changes in market interest rates. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $254.2 million as of March 31, 2026.

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

Concentration Risk

A substantial percentage of our purchases are concentrated with a few large sellers. For the three months ended March 31, 2026 and 2025, our five largest clients together accounted for 41.3% and 53.4% of our deployments, respectively, with the top client representing 9.2% and 17.0% of purchases for the same periods, respectively.

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

In addition, we enter into forward flow purchase agreements with our customers on a regular basis, which provides pricing and contractual certainty and mitigates the risk of unforeseen client loss. As of March 31, 2026, we had $353.2 million of total committed forward flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may at times be subject to claims and legal actions. We do not believe the results of any current or threatened proceedings, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

The Company’s business, results of operations, and financial conditions are subject to various risks described in the Company’s 2025 Form 10-K.  There have been no material changes to the risk factors identified in the Company’s 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Repurchases

The following table summarizes purchase of our own equity securities during the three months ended March 31, 2026 (dollars in thousands, except per share amounts):

					Dollar Value of Shares Purchased		Approximate Dollar Value of
	Total Number of		Average Price		as Part of Publicly Announced		Shares That May Yet to be Purchased
	Shares purchased		Paid per Share		Plans or Programs		Under the Plans or Programs

January 1 - 31	3,000,000	(1)	$19.63	$	—	$		—
February 1- 28
March 1 - 31
Total	3,000,000		$19.63	$	—	$		—

(1)	In January 2026, the Company completed a follow-on equity offering of 10,000,000 shares of its common stock, and 1,500,000 shares pursuant to the underwriters option to purchase additional shares. The Company did not raise proceeds through this offering. In conjunction with the offering, the Company repurchased 3,000,000 of its common stock, at an aggregate of $58.9 million.

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

None.

(c)	Insider trading arrangements and policies

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Jefferson Capital, Inc.	S-1/A	333-287488	3.2	6/24/2025
3.2	Amended and Restated Bylaws of Jefferson Capital, Inc.	S-1/A	333-287488	3.2	6/24/2025
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-287488	4.1	6/13/2025
4.2	Indenture, dated as of August 4, 2021, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	S-1	333-287488	4.2	5/21/2025
4.3	Form of 6.000% Senior Notes due 2026 (included in Exhibit 4.2)	S-1	333-287488	4.3	5/21/2025
4.4	Indenture, dated as of February 2, 2024, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.4	5/21/2025
4.5	Form of 9.500% Senior Notes due 2029 (included in Exhibit 4.4).	S-1	333-287488	4.5	5/21/2025

4.6	Indenture, dated as of May 2, 2025, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.6	5/21/2025
4.7	Form of 8.250% Senior Notes due 2030 (included in Exhibit 4.6).	S-1	333-287488	4.7	5/21/2025
4.8	Stockholders Agreement	10-Q	001-42718	4.8	8/14/2025
10.1†	Amendment No. 8 to Credit Agreement, dated as of April 22, 2026, by and among CL Holdings, LLC, Jefferson Capital Systems, LLC, JC International Acquisition, LLC, CFG Canada Funding, LLC, the guarantors party thereto, the existing lenders party thereto, the incremental lenders party thereto and Citizens Bank, N.A., as administrative agent.	8-K	001-42718	10.1	4/23/2026	*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 99.1)					*

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

Date: May 14, 2026

Jefferson Capital, Inc.

By:	/s/ David Burton
Name:	David Burton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christo Realov
Name:	Christo Realov
Title:	Chief Financial Officer
(Principal Financial Officer)