Form 10-Q
period 2026-06-30
Jefferson Capital, Inc. / DE
filed 2026-08-13
CIK 2046042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of August 13, 2026 was 57,425,536.

Page
Part I — Financial Information	5
Item 1 — Combined and Condensed Consolidated Financial Statements	5
Combined and Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	5
Combined and Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2026 and 2025 (Unaudited)	6
Combined and Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025 (Unaudited)	7
Combined and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (Unaudited)	8
Notes to Combined and Condensed Consolidated Financial Statements (Unaudited)	10
1. Organization, Description of Business and Summary of Significant Accounting Policies	10
2. Earnings Per Share	13
3. Acquisitions	13
4. Fair Value Measurements	14
5. Investment in receivables, net	16
6. Credit Card Receivables	17
7. Goodwill	18
8. Notes Payable, Net	19
9. Stock Based Compensation	22
10. Commitments and Contingencies	25
11. Income Taxes	26
12. Segment Reporting	27
13. Subsequent Events	28
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	61
Item 4 — Controls and Procedures	62

Part II — Other Information	63
Item 1 — Legal Proceedings	63
Item 1A — Risk Factors	63
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3 — Defaults Upon Senior Securities	63
Item 4 — Mine Safety Disclosures	63
Item 5 — Other Information	64
Item 6 — Exhibits	64
Signatures	66

BASIS OF PRESENTATION

Except as otherwise indicated or as the context otherwise requires, all references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “we,” “our,” and “us” and similar terms refer to Jefferson Capital, Inc. a Delaware corporation, together with its subsidiaries. Unless otherwise indicated, all references to our financial information are to the combined and condensed consolidated financial information of the Company and references to “dollars” and “$” in this Quarterly Report are to, and amounts are presented in, U.S. dollars. Financial data as of and for the three and six months ended June 30, 2026 and twelve months ended December 31, 2025, respectively, relate to financial information of the Company on a combined and condensed consolidated basis. All amounts referred to in the combined and condensed consolidated financial statements have been rounded to the nearest thousand, unless otherwise stated.  All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

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

Part 1. Financial Information

Jefferson Capital, Inc.

Combined and Condensed Consolidated Balance Sheets

(Unaudited, in Thousands)

	As of June 30,	As of December 31,
	2026	2025
Assets
Cash and cash equivalents	$20,406	$23,231
Restricted cash	5,641	24,320
Accounts receivable	16,901	12,245
Other assets	14,281	16,273
Investments in receivables, net	1,946,819	1,928,742
Credit card receivables (net of allowance for	15,042	16,312
credit losses of $1,598 and $1,784)
Property, plant and equipment, net	1,711	1,695
Other intangible assets, net	5,246	6,541
Goodwill	57,761	58,014
Total Assets	$2,083,808	$2,087,373

Liabilities
Accounts payable and accrued expenses	$73,285	$95,208
Other liabilities	3,777	4,179
Current tax liabilities	1,074	855
Deferred tax liabilities	123,688	101,957
Notes payable, net	1,405,794	1,409,039
Total Liabilities	$1,607,618	$1,611,238

Stockholders' Equity
Common Stock par value $0.0001 per share; 330,000,000 shares authorized as of June 30, 2026 and December 31, 2025 and 57,435,586 and 58,298,923 shares issued and outstanding as of June 30, 2026 and December 31, 2025	$6	$6
Additional paid-in capital	(32,692)	(49,549)
Retained earnings	513,057	522,632
Accumulated other comprehensive income (loss)	(4,181)	3,046
Total stockholders' equity	$476,190	$476,135
Total Liabilities and Stockholders' Equity	$2,083,808	$2,087,373

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in Thousands, except Per Share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Total portfolio income	$156,253	$138,877	$313,859	$277,571
Changes in recoveries	9,010	1,556	16,067	5,176
Total portfolio revenue	165,263	140,433	329,926	282,747
Credit card revenue	1,623	1,798	3,358	3,696
Servicing revenue	10,654	10,477	20,695	21,208
Total Revenues	177,540	152,708	353,979	307,651
Provision for credit losses	757	560	1,380	1,101
Operating Expenses
Salaries and benefits	21,880	6,254	44,255	20,276
Servicing expenses	64,822	43,546	130,400	86,339
Depreciation and amortization	844	1,250	1,716	2,854
Professional fees	3,053	9,444	5,334	11,611
Other selling, general and administrative	4,751	5,013	9,275	9,562
Total Operating Expenses	95,350	65,507	190,980	130,642
Net Operating Income	81,433	86,641	161,619	175,908

Other Income (Expense)
Interest expense	(30,370)	(25,824)	(60,948)	(50,717)
Foreign exchange and other income (expense)	2,270	1,089	3,718	3,620
Total other expense	(28,100)	(24,735)	(57,230)	(47,097)
Income Before Income Taxes	53,333	61,906	104,389	128,811
Provision for income taxes	(12,037)	(14,255)	(25,460)	(16,935)
Net Income	41,296	47,651	78,929	111,876
Foreign currency translation gain / (loss)	(1,525)	14,432	(7,226)	18,316
Comprehensive Income	$39,771	$62,083	$71,703	$130,192

Earnings per share
Basic	$0.67	$18.61	$1.28	$86.88
Diluted	0.67	16.76	1.28	78.26
Weighted average common shares outstanding
Basic	55,515	2,561	55,552	1,288
Diluted	55,519	2,843	55,554	1,430

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited, in Thousands, except per share amounts)

			Accumulated
	Common Stock		Other Comprehensive	Additional	Retained	Total
	Share	Par	Income (Loss)	Paid-in Capital	Earnings	Equity
Balance, March 31, 2026	55,372	$6	$(2,655)	$(41,024)	$486,548	$442,875
Net income					41,296	41,296
Dividends to stockholders ($0.24 per share)					(14,788)	(14,788)
Shares issued	2,064	—				—
Stock based compensation				8,332		8,332
Foreign currency translation			(1,525)			(1,525)
Balance, June 30, 2026	57,436	$6	$(4,181)	$(32,692)	$513,056	$476,190

Balance, March 31, 2025		$—	$(11,709)	$—	$446,349	$434,640
Net income					47,651	47,651
Dividends to stockholders ($0.24 per share)					(16,424)	(16,424)
Shares issued	64,685	6		8,719		8,725
Foreign currency translation			14,432			14,432
Reorganization adjustments				(78,216)		(78,216)
Balance, June 30, 2025	64,685	$6	$2,723	$(69,497)	$477,576	$410,808

Balance, December 31, 2025	58,299	$6	$3,046	$(49,549)	$522,632	476,135
Net income					78,929	78,929
Dividends to stockholders ($0.24 per share)					(29,593)	(29,593)
Shares issued	2,137	—			—	—
Shares repurchased	(3,000)	—			(58,912)	(58,912)
Stock based compensation				16,857		16,857
Foreign currency translation			(7,226)			(7,226)
Balance, June 30, 2026	57,436	$6	$(4,181)	$(32,692)	$513,056	$476,190

Balance, December 31, 2024			$(15,593)	$—	$398,122	$382,529
Net income					111,876	111,876
Dividends to stockholders ($0.24 per share)					(32,422)	(32,422)
Shares issued	64,685	6		8,719		8,725
Foreign currency translation			18,316			18,316
Reorganization adjustments				(78,216)		(78,216)
Balance, June 30, 2025	64,685	$6	$2,723	$(69,497)	$477,576	$410,808

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$78,929	$111,876
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	1,716	2,854
Amortization of debt issuance costs	3,337	2,494
Provision for credit losses	1,380	1,101
Change in Recoveries	(16,067)	—
Stock-based compensation	16,857	—
Deferred income tax	21,893	12,386
Changes in assets and liabilities:
Other assets	2,032	(2,812)
Accounts receivable	(4,745)	(3,175)
Accounts payable and accrued expenses	(22,438)	5,841
Net cash provided by operating activities	82,894	130,565
Cash flows from investing activities
Purchases of receivables, net	(301,947)	(300,501)
Purchases of credit card receivables	(11,890)	(13,138)
Collections applied to investments in receivables, net	296,889	233,761
Collections applied to credit card receivables	11,501	13,479
Purchases of property and equipment, net	(531)	(539)
Net cash used in investing activities	(5,978)	(66,938)
Cash flow from financing activities
Proceeds from notes payable	412,452	681,790
Payments on notes payable	(417,798)	(694,872)
Payment of debt issuance costs	(935)	(7,605)
Dividends paid to stockholders	(29,592)	(32,422)
Proceeds of common stock	—	10,000
Repurchase of common stock	(58,912)	—
Net used in financing activities	(94,785)	(43,109)
Exchange rate effects on cash balances held in foreign currencies	(3,635)	(3,261)
Net decrease in cash and cash equivalents and restricted cash	(21,504)	17,257
Cash and cash equivalents and restricted cash, beginning of period	47,551	38,243
Cash and cash equivalents and restricted cash, end of period	$26,047	$55,500

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Six Months Ended June 30,
	2026	2025
Supplemental cash flow disclosures
Interest paid	$57,611	$43,450
Income taxes paid	$4,272	$4,748

New leases assumed	$45	$321

Deferred tax liability recognized in connection with reorganization	$—	$79,484

Reconciliation to combined and condensed consolidated balance sheet accounts

Cash and cash equivalents	$20,406	$51,651
Restricted cash	5,641	3,849

Total cash and cash equivalents and restricted cash as shown in the combined and condensed consolidated statements of cash flows	$26,047	$55,500

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

The Company purchases portfolios of receivables from a diverse client base, including Fortune 500 creditors, banks, fintech origination platforms, telecommunications providers, credit card issuers, and auto finance companies. The Company’s top five clients accounted for 40.7% and 41.0%, with the top client representing 9.5% and 12.3% of purchases for the six months ended June 30, 2026 and 2025, respectively. For credit card receivables, the Company purchases from two issuers.

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

Following a series of transactions that we refer to collectively as the “Reorganization,” Jefferson Capital, Inc. became a holding company with no material assets other than 100% of the equity interests in JCAP TopCo, LLC, which is held by Jefferson Capital, Inc. both directly and indirectly through other wholly-owned holding companies that have no material assets other than direct or indirect equity interests in JCAP TopCo, LLC. JCAP TopCo, LLC remains a holding company with no material assets other than 100% of the equity interests in Jefferson Capital Holdings, LLC. Jefferson Capital, Inc. also succeeded to federal Net Operating Losses (the “NOLs”), state NOLs and tax credit carryforwards under Section 381 of the Code as a result of its acquisition in the Reorganization of certain affiliated corporations that held direct or indirect equity interests in JCAP TopCo, LLC. As indirect parent of Jefferson Capital Holdings, LLC, following the Reorganization, Jefferson Capital, Inc. operates and controls all of the business and affairs, and consolidates the financial results of, Jefferson Capital Holdings, LLC, and its subsidiaries. To effect the Reorganization, the then-current direct and indirect owners of JCAP TopCo, LLC, including (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, an entity through which employees of JCAP TopCo, LLC and its subsidiaries and certain of our directors held equity interests, and (iii) former equity holders of Canaccede, exchanged their direct and indirect interests in JCAP TopCo, LLC for shares of our common stock. We refer to the entities affiliated with J.C. Flowers, members of Management Invest, LLC and former stockholders of Canaccede who own shares of our common stock following the Reorganization and the IPO as the “JCF Stockholders,” “Management Stockholders” and “Former Canaccede Stockholders,” respectively. As of June 30, 2026, as a result of the Reorganization and after giving effect to the completion of the IPO at the initial public offering price of $15.00 per share and after the equity offering in January 2026:

●	the investors in the IPO collectively own 32.4% of our common stock;

●	the JCF Stockholders collectively owned 53.1% of the outstanding shares of our common stock as of June 30, 2026. In January 2026, we executed a follow-on equity offering, which reduced the ownership of JCF Stockholders from 67.6%. The company repurchased $58.9 million of shares of our common stock to support that transaction;
●	the Management Stockholders collectively own 14.5%;
●	The number of shares of common stock received by the JCF Stockholders, the Former Canaccede Stockholders and the Management Stockholders in exchange for the 132,828,019 Class A Units and Class C Units of JCAP TopCo, LLC outstanding immediately prior to the Reorganization was based on an exchange ratio of one share of our common stock for every 2.4150549 interests in JCAP TopCo, LLC (the “Exchange Ratio”), resulting in an aggregate of 55,000,000 shares of our common stock being issued in exchange for such Class A Units and Class C units.

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

These unaudited combined and condensed consolidated interim financial statements should be read in conjunction with our financial statements for the year ended December 31, 2025 and have been prepared on a consistent basis with the accounting policies described in Note 1 of the Notes to the Combined and Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from the audited combined and consolidated financial statements for the fiscal year ended December 31, 2025, included in the Company’s 2025 Form 10-K.

Recently Adopted Accounting Standards

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The update amends the accounting for purchased loans by eliminating the recognition of a day-one provision for expected credit losses for certain purchased loans and expanding the application of the gross-up approach previously applicable to purchased credit-deteriorated (“PCD”) assets. Under the amended guidance, expected credit losses for qualifying purchased loans are reflected in the amortized cost basis of the loans at acquisition rather than recognized as a credit loss expense at acquisition. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The standard is to be applied prospectively to purchased loans acquired on or after the date of adoption. The Company has elected to early adopt this change as of January 1, 2026. The adoption did not have an impact on the Company’s combined and condensed consolidated quarterly financial statements for the period ended June 30, 2026, as the Company did not purchase any receivables subject to the guidance during the period.

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

The computation of earnings per share for the three and six months ended June 30, 2026 and 2025 are (in thousands, except per share and footnote amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS
Numerator
Net income	$41,296	$47,651	$78,929	$111,876
Less: Earnings allocated to participating securities	4,113	—	7,955	—
Net income available to common stockholders	37,184	47,651	70,974	111,876

Denominator
Weighted average shares outstanding	55,515	2,561	55,552	1,288
Basic EPS	$0.67	$18.61	$1.28	$86.88

Diluted EPS
Numerator
Net income available to common stockholders	$37,184	$47,651	$70,974	$111,876
Reallocation of earnings from participating securities	—	—	—	—
Net income available to common stockholders for diluted EPS	$37,184	$47,651	$70,974	$111,876

Denominator
Weighted average shares outstanding	55,515	2,561	55,552	1,288
Weighted average effect of dilutive securities:
Options(1)	4	282	2	142
Nonvested restricted stock	—	—	—	—
Number of shares used for diluted EPS computation	55,519	2,843	55,554	1,430
Diluted EPS	$0.67	$16.76	$1.28	$78.26

(1)	Options outstanding of 846,031 at June 30, 2026 were determined to be antidilutive and excluded from the dilutive EPS computation.

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

In the three and six months ended June 30, 2026, the Company recognized portfolio revenue of $11.0 million and $26.3 million, respectively, and net operating income of $7.1 million and $15.0 million, respectively, related to the Bluestem portfolio purchase, with no portfolio revenue or net operating income recognized in the comparable three and six months ended June 30, 2025.

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

The carrying amounts in the following table are recorded in the combined and condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$20,406	$20,406	$23,231	$23,231
Accounts receivable	16,901	16,901	12,245	12,245
Investments in receivables, net	1,946,819	2,216,877	1,928,742	2,156,926
Credit card receivable, net	15,042	15,042	16,312	16,312

Financial Liabilities
Revolving credit facility	215,600	215,600	231,584	231,584
Senior unsecured bond due 2026	299,886	300,000	299,200	300,330
Senior unsecured bond due 2029	396,460	420,000	395,775	421,200
Senior unsecured bond due 2030	493,848	525,000	493,046	525,560

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

Cash and cash equivalents, Accounts receivable, and Credit card receivables, net

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

5.Investment in receivables, net

The following table presents the roll forward of the balance of the investment in receivables, net for the following periods (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,929,069	$1,561,595	$1,928,742	$1,497,748
Purchases	152,242	125,278	301,947	300,501
Cash collections	(300,856)	(255,739)	(610,754)	(516,629)
Total portfolio income	156,253	138,877	313,859	277,571
Changes in expected current period recoveries	3,544	4,178	14,275	10,575
Changes in expected future period recoveries	5,467	(2,622)	1,792	(5,399)
Foreign currency adjustments	1,100	18,234	(3,042)	25,434
Balance, end of period	$1,946,819	$1,589,801	$1,946,819	$1,589,801

The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Purchase price	$152,242	$125,278	$301,947	$300,501
Allowance for credit losses	2,589,339	1,518,687	5,006,767	3,952,988
Amortized cost	2,741,581	1,643,965	5,308,714	4,253,489
Noncredit discount	131,582	115,643	272,620	263,495
Face value	2,873,163	1,759,609	5,581,334	4,516,984
Write-off of amortized cost	(2,741,581)	(1,643,965)	(5,308,714)	(4,253,489)
Write-off of noncredit discount	(131,582)	(115,643)	(272,620)	(263,495)
Negative allowance	152,242	125,278	301,947	300,501
Negative allowance for expected recoveries	$152,242	$125,278	$301,947	$300,501

For the six months ended June 30, 2026 the Company purchased receivable portfolios with face values of $5,581.3 million for a purchase price of $301.9 million or 5.4% of face value. For the six months ended June 30, 2025, the Company purchased receivable portfolios with face values of $4,517.0 million for a purchase price of $300.5 million or 6.7% of face value. The price paid relative to the face amount of receivables will vary based upon the type of debt purchased, the age of the debt at the time of acquisition and the overall debt acquisition market. The percentage reported represents the weighted average of activity for the period and is a function of the mix of assets acquired in any period. For the receivables purchased in the six months ended June 30, 2026 and 2025, the estimated amount of cash flows to be collected were $574.6 million and $564.0 million (as of purchase), respectively.

Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Actual collections during the six months ended June 30, 2026, and 2025, overperformed the projected collections by approximately $14.3 million and $10.6 million, respectively, primarily driven by continued strong collection performance.

When reassessing the forecasts of expected lifetime recoveries during the six months ended June 30, 2026, management considered historical and current collection performance and believes that for certain static pools sustained collections overperformance resulted in increased total future expected recoveries. As a result, the Company has updated its forecast, resulting in a net increase of total estimated remaining collections, which in turn, when discounted to present value, resulted in a change in expected future period recoveries of approximately $1.8 million and $5.4 million during the six months ended June 30, 2026, and 2025, respectively.

At the time of the Bluestem’s portfolio purchase, which consisted primarily of performing receivables, the Company established an allowance for credit losses of $304.8 million. Additionally, the Company also established a non-credit premium of $93.4 million at the time of purchase.

The Company places performing receivables on nonaccrual status when the receivables are greater than 90 days. To facilitate the monitoring of credit quality for performing receivables, and for the purpose of determining an appropriate allowance for losses for these receivables, the Company utilizes payment history and current payment status. The table below presents the information on the past due and non-accrual buckets for the assets acquired in the performing portfolio purchases, and does not include all other purchased loans as they were charged-off at the time of purchase, (in thousands):

	As of June 30,	As of December 31,
Delinquency vintage	2026	2025
United States
Current	$195,168	$326,381
30-59	19,523	49,467
60-89	13,985	39,402
>90	72,397	109,562
Total	$301,073	$524,812

The following table presents non-accrual performing loans by segment (in thousands).

	As of June 30,		As of December 31,
	2026		2025
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	72,397	—	109,562	—
Total	$72,397	$—	$109,562	$—

6.Credit Card Receivables

The following table summarizes the credit card receivables, gross of allowance for credit losses, by segment (in thousands):

	As of June 30,	As of December 31,
	2026	2025
United States	8,714	8,615
Canada	7,926	9,480
Total	$16,640	$18,095

The Company places credit card receivables on nonaccrual status when the credit card receivables are greater than 90 days past due or within 60 days of being notified that the customer is in bankruptcy status, whichever is earlier. The below tables present the information on the Company’s past due and non-accrual credit card receivables as of June 30, 2026, and December 31, 2025.

Age analysis of past-due credit card receivables at June 30, 2026 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing
United States	$299	$257	$552	$1,108	$7,606	$8,714	$—
Canada	159	116	212	487	7,439	7,926	—
Total	$458	$373	$764	$1,595	$15,045	$16,640	$—

Age analysis of past-due credit card receivables at December 31, 2025 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing
United States	$323	$210	$588	$1,121	$7,494	$8,615	$—
Canada	232	130	333	695	8,786	9,480	—
Total	$554	$340	$921	$1,815	$16,280	$18,095	$—

Allowance for Credit Losses

The following table summarizes the change in the allowance for credit losses for the Company’s credit card receivables portfolio (in thousands).

	United States	Canada	Total
Balance as of December 31, 2025	$1,008	$775	$1,784
Charge-offs	(1,282)	(673)	(1,955)
Recoveries	180	209	389
Provision	1,043	337	1,380
Balance as of June 30, 2026	$949	$648	$1,598

Balance as of December 31, 2024	$957	$950	$1,907
Charge-offs	(179)	(202)	(381)
Recoveries	180	246	426
Provision	(84)	(135)	(219)
Balance as of June 30, 2025	$874	$859	$1,733

Non-Accrual Loans

The following table presents non-accrual loans by segment (in thousands).

	As of June 30, 2026		As of December 31, 2025
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	$552	$—	$588	$—
Canada	212	—	333	—
Total	$764	$—	$921	$—

No interest income was recorded for the non-accrual receivables for the six months ended June 30, 2026.

7.Goodwill

The Company tests goodwill for impairment at least annually as of October 1, or more frequently, if certain events or circumstances warrant. During the six months ended June 30, 2026, and fiscal year 2025, no impairment of goodwill was recorded.

The following table summarizes the changes in goodwill (in thousands) in the Company’s reportable segments:

	United	United		Latin
	States	Kingdom	Canada	America	Total
Goodwill
December 31, 2024	$31,633	$19,209	$6,841	$—	$57,683
Acquisitions	—	—	—	—	—
Impact of FX translation	—	—	360	—	360
June 30, 2025	$31,633	$19,209	$7,201	$—	$58,043

December 31, 2025	$31,633	$19,209	$7,172	$—	$58,014
Acquisitions	—	—	—	—	—
Impact of FX translation	—	—	(253)	—	(253)
June 30, 2026	$31,633	$19,209	$6,919	$—	$57,761

8.Notes Payable, Net

	As of June 30,		As of December 31,
	2026		2025
	Amount	Interest	Amount	Interest
(in thousands)	Outstanding	Rate	Outstanding	Rate
Senior unsecured bond due 2026	$300,000	6.00%	$300,000	6.00%
Senior unsecured bond due 2029	400,000	9.50%	400,000	9.50%
Senior unsecured bond due 2030	500,000	8.25%	500,000	8.25%
Revolving credit facility	225,938	6.13%	231,584	6.79%
Total	$1,425,938	7.79%	$1,431,584	7.89%
Unamortized debt issuance costs	(20,144)		(22,544)
Notes Payable, net	$1,405,794		$1,409,039

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

The 2026 Notes incurred issuance costs of $6.9 million, including legal expenses and origination fees, which reduces the expense over the 5-year term of the 2026 Notes. At June 30, 2026, the unamortized balance of the deferred debt issuance costs was $0.1 million.

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

On April 22, 2026, the Company further amended and extended its Credit Agreement to an aggregate commitment of $1.15 billion.  The amendment increased the maximum cap on the aggregate amount to which the revolving credit commitments may be increased in the future pursuant to the incremental provisions of the Credit Agreement to $1.425 billion, allowing for future increases of up to an aggregate of $275.0 million. Except as described above, the amendment did not include any other material changes.

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

The 2029 Notes incurred issuance costs of $6.8 million, including legal expenses and origination fees, which reduce the carrying amount of the 2029 Notes. These costs were capitalized at the time of issuance and are being amortized to interest expense over the 5-year term of the 2029 Notes. At June 30, 2026, the unamortized balance of the deferred debt issuance costs was $3.5 million.

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

The 2030 Notes incurred issuance costs of $8.0 million, including legal expenses and origination fees, which reduce the carrying amount of the 2030 Notes. These costs were capitalized at the time of issuance and are being amortized over the 5-year term of the 2030 Notes. At June 30, 2026, the unamortized balance of the capitalized deferred debt costs was $6.2 million.

Components of interest expense for the three and six months ended June 30, 2026, and 2025 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest expense	$28,676	$24,450	$57,611	$48,223
Amortization of debt issuance costs	1,694	1,374	3,337	2,494
Total Interest Expense	$30,370	$25,824	$60,948	$50,717

As of June 30, 2026, the outstanding balances of notes payable were $1,405.8 million with a weighted average interest rate of 7.79%. In comparison, as of June 30, 2025, the outstanding balances of notes payable were $1,181.5 million with a weighted average interest rate of 8.10%.

The Company incurred costs related to the issuance and origination of its notes payable which are deferred and recorded net of the debt balance and amortized to interest expense over the life of the debt. The unamortized debt issuance costs related to the notes payable were $20.1 million and $18.5 million as of June 30, 2026, and 2025, respectively.

As of June 30, 2026, the Company was in compliance with all the financial covenants of its notes payable.

9.Stock Based Compensation

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

Expected volatility is estimated using the historical volatility of a peer group of comparable publicly traded companies, given the limited trading history of the Company’s common stock. The expected dividend yield reflects an assumed dividend rate of 6.40% per year. This is calculated assuming a quarterly dividend of $0.24 (provided by the Company) and the current market share price at the date of grant.

A summary of the Company’s equity-based awards and activity for the three and six months ended June 30, 2026 and 2025 is presented below:

	Outstanding	Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Balance at March 31, 2025	—	$
Granted	6,418,775	15.00
Vested	—
Exercised	—
Forfeited, expired or canceled	—
Balance at June 30, 2025	6,418,775	$15.00

Balance December 31, 2024	—
Granted	6,418,775	15.00
Vested	—
Exercised	—
Forfeited, expired or canceled	—
Balance at June 30, 2025	6,418,775	$15.00

Balance March 31, 2026	6,242,825	$15.00
Granted	—
Vested	(2,063,595)
Forfeited, expired or canceled	(19,158)
Balance June 30, 2026	4,160,072	$15.00

Balance December 31, 2025	6,330,304	$15.00
Granted	—
Vested	(2,136,663)
Forfeited, expired or canceled	(33,569)
Balance June 30, 2026	4,160,072	$15.00

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Stock Options	Grant	Contractual Term	Intrinsic Value
	Outstanding	Exercise Price	(Years)	(in thousands)
Balance at March 31, 2025	—	$—		$—
Granted	457,542	24.81	10.0
Vested
Exercised
Forfeited, expired or canceled
Balance at June 30, 2025	457,542	$24.81	10.0	$97.7

Balance December 31, 2024	—	$—		$—
Granted	457,542	24.81	10.0
Vested
Exercised
Forfeited, expired or canceled
Balance at June 30, 2025	457,542	$24.81	10.0	$97.7

Balance March 31, 2026	947,542	$26.28	9.4	$181.1
Granted
Vested
Exercised
Forfeited, expired or canceled	(10,000)	27.78	10.0
Balance June 30, 2026	937,542	$26.21	9.2	$205.8

Balance December 31, 2025	477,542	$24.84	9.2	$580.2
Granted	470,000	27.75	10.0
Vested
Exercised
Forfeited, expired or canceled	(10,000)	27.78	10.0
Balance June 30, 2026	937,542	$26.21	9.2	$205.8

For the three months ended June 30, 2026 and 2025, stock-based compensation expense recognized was $8.3 million and $(7.9) million, respectively. The change in stock-based compensation expense for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is driven by the recognition of stock-based compensation expense associated with the unvested restricted stock, stock options and Class B Units that existed prior to the IPO and the reversal of stock-based compensation accrual of $8.3 million for outstanding Class B units.

As of June 30, 2026, the total unrecognized stock-based compensation expense related to unvested restricted shares was $61.4 million, which is expected to be recognized over a remaining weighted average term of 2.0 years. As of June 30, 2026, the total unrecognized compensation expense related to unvested stock options was $3.4 million, which is expected to be recognized over a remaining weighted average term of 4.0 years.

10.Commitments and Contingencies

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

As of June 30, 2026, and 2025 the Company had entered into forward flow purchase agreements for the purchase of receivables with an estimated minimum aggregate purchase price of approximately $480.7 million and $257.3 million, respectively. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

Employee Savings and Retirement Plan

The Company sponsors defined contribution plans in the U.S., Canada, and the U.K. The U.S. plan is organized as a 401(k) plan under which all employees are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, as defined in the plan. The Company makes matching contributions of 25% of up to 6% of an employee’s salary. In Canada, the Company has a Deferred Profit-Sharing Plan (DPSP) in which the Company contributes 3% of salary to their DPSP fund. Employees contributing to the Registered Retirement Savings Plan (RRSP) or Tax-Free Savings Account (TFSA) receive up to a 2% match, bringing the potential total match to 5% of salary. In the U.K., the Company operates the government contribution plan where employees contribute 5% of their salary and the Company contributes 3% of the employee salary on a monthly basis. Employees can make additional contributions to the plan via their salary, either by one off extra contribution or increasing the monthly percentage but must contribute a minimum of 5%. Total compensation expense related to the Company’s contributions was $0.7 million and $0.5 million for the six month period ended June 30, 2026 and 2025, respectively.

Commitments to extend credit

The Company, in the normal course of business through its credit card programs, agrees to purchase the credit card receivables from the issuing bank, thereby incurring off-balance-sheet risk. This risk includes the cardholder’s rights to borrow up to the maximum credit limit on their credit card accounts, which is $13.4 million as of June 30, 2026 and $15.5 million as of June 30, 2025, beyond their current balances. The Company has not experienced a situation in which all of the Company’s cardholders have exercised their entire available line of credit at any given point in time, nor does management anticipate this will ever occur in the future. Also, the Company can, subject to certain regulatory requirements, reduce or cancel these available credit limits.

Contingent payments

As part of the Company’s acquisition of Canaccede Financial Group, Ltd. “(Canaccede”) in March 2020, an exit incentive was awarded to the former shareholders of Canaccede for up to $15.625 million Canadian dollars that would be payable only on a Liquidity Event for J.C. Flowers (“JCF”), defined to mean a final exit, that yielded net returns to JCF in excess of certain hurdles as defined in the purchase agreement. The payment, which is contingent on a Liquidity Event and achieving certain hurdles, would be based on cash-on-cash returns to JCF, measured at that final exit, as an equity-linked incentive with capped upside and designed to be paid with sale proceeds received from a new owner. Each year the Company reassesses the fair value of the exit incentive payment to determine whether such amount should be recorded within the combined and condensed consolidated financial statements. As of June 30, 2026, the Company determined that the occurrence in the future of a Liquidity Event above the requisite MOIC thresholds will be probable by December 31, 2027. As a result, the Company accrued a liability related to the Canaccede Exit Incentive Payment of $9.3 million as of June 30, 2026, reflecting the net present value of an anticipated payment of the maximum amount. This has been recorded as expense on the income statement in other selling, general and administrative with the offset being a liability on the balance sheet in accounts payable and accrued expenses for both periods ended June 30, 2026 and 2025.

Litigation

The Company and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of business. For periods six months and twelve months ended June 30, 2026 and December 31, 2025, respectively, there are no material pending legal proceedings to which the Company or its subsidiaries are a party.

11.Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income before income taxes	$53,333	$61,906	$104,389	$128,811
Income tax expense	12,037	14,255	25,460	16,935
Effective tax rate	22.6%	23.0%	24.4%	13.1%

The change in the effective tax rate for the six months ended June 30, 2026 and 2025 was impacted by the period in which the Company was treated as a Partnership for US income tax purposes before the Initial Public Offering in June 2025.

12.Segment Reporting

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

The following table provides segment measure of profit and loss, presenting Net operating income, by each operating segment (in thousands) and is the measure that the CODM utilizes to determine resource and investment allocations:

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2026					2026
	United	United		Latin		United	United		Latin
	States	Kingdom	Canada	America	Total	States	Kingdom	Canada	America	Total
Total portfolio revenue	$126,594	$7,709	$19,125	$11,835	$165,263	$253,804	$17,063	$35,261	$23,798	$329,926
Credit card revenue	699	—	924	—	1,623	1,422	—	1,936	—	3,358
Servicing revenue	1,244	8,912	498	—	10,654	3,043	16,669	983	—	20,695
Total Revenue	$128,537	$16,621	$20,547	$11,835	$177,540	$258,269	$33,732	$38,180	$23,798	$353,979

Provision for credit losses	$587	$—	$170	$—		$1,043	$—	$337	$—

Salaries and benefits	$15,691	$4,453	$1,302	$434		$32,256	$8,654	$2,698	$647
Servicing expenses	53,165	4,895	2,745	4,016		107,753	9,579	5,089	7,979
Depreciation and amortization	559	90	188	7		1,153	170	377	16
Professional fees	2,423	244	101	285		4,135	448	175	575
Other selling, general and administrative	3,308	730	430	283		6,585	1,447	771	472

Net operating income	$52,804	$6,209	$15,611	$6,810	$81,433	$105,344	$13,434	$28,733	$14,109	$161,619

Other Income / (Expense):
Interest expense					$(30,370)					$(60,948)
Foreign exchange and other income / (expense)					2,270					3,718
Total other expense					(28,100)					(57,230)
Income Before Income Taxes					$53,333					$104,389

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2025					2025
	United	United		Latin		United	United		Latin
	States	Kingdom	Canada	America	Total	States	Kingdom	Canada	America	Total
Total portfolio revenue	$106,313	$7,439	$17,634	$9,047	$140,433	$218,058	$11,924	$33,746	$19,019	$282,747
Credit card revenue	630	—	1,168	—	1,798	1,294	—	2,402	—	3,696
Servicing revenue	3,786	6,278	413	—	10,477	8,322	12,145	741	—	21,208
Total Revenue	$110,729	$13,717	$19,215	$9,047	$152,708	$227,674	$24,069	$36,889	$19,019	$307,651

Provision for credit losses	$368	—	192	—		$700	—	401	—

Salaries and benefits	$618	$4,148	$1,357	$131		$17,363	—	2,669	244
Servicing expenses	32,522	5,111	2,722	3,191		71,810	3,253	5,054	6,222
Depreciation and amortization	893	88	258	11		2,148	171	516	19
Professional fees	8,727	250	244	223		10,362	475	333	441
Other selling, general and administrative	3,820	650	330	213		7,379	1,243	658	282

Net Operating Income	$63,781	$3,470	$14,112	$5,278	$86,641	$117,912	$18,927	$27,258	$11,811	$175,908

Other Income / (Expense):
Interest expense					$(25,824)					$(50,717)
Foreign exchange and other expense					1,089					3,620
Total other expense					(24,735)					(47,097)
Income Before Income Taxes					$61,906					$128,811

13.Subsequent Events

Other than the below, there have been no events since June 30, 2026 that require recognition or disclosure in the combined and condensed consolidated financial statements.

Dividend Declaration

On August 12, 2026, the Company declared a dividend of $0.24 per share.

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

We are headquartered in Minneapolis, Minnesota, and as of June 30, 2026, with 1,089 FTE (including our offshore co-sourced operation).

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

The average purchase price as a percentage of face value is higher for newly charged-off portfolios as compared to more seasoned portfolios because newly charged-off portfolios generally have higher liquidation rates. Similarly, portfolios consisting of paying accounts tend to have a higher purchase price relative to face value than non-paying accounts due to the higher expectations for collections, as well as lower anticipated collection costs. As a result, in years that we purchase a higher percentage of newly charged-off assets or paying portfolios, we expect that our purchase price as a percentage of face value would be higher than would be in years where a higher ratio of seasoned assets or non-paying portfolios were purchased.

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

The following table summarizes the total ERC by geographic area, or segment, during the three months ended:

	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$2,422.5	$2,101.7	$320.8	15.3%
Canada	420.5	348.5	72.0	20.7%
United Kingdom	197.2	158.4	38.8	24.5%
Latin America	324.0	244.3	79.7	32.6%
Total	$3,364.2	$2,852.9	$511.3	17.9%

For the three months ended June 30, 2026, ERC in our United States reportable segment included $218.2 million from the Bluestem portfolio purchase with the comparative 2025 period having no ERC related to Bluestem.

Deployments

Deployments refers to portfolios purchases in the ordinary course. We believe deployments represent an important measure of our investment activity. Deployments are a key driver of the growth of our ERC and a measure to compare growth in our business with the growth of other companies in the debt collection industry.

The following tables summarize the total deployments or purchases by geographic area, or reportable segments, during the three months ended:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$93.1	$80.6	$12.5	15.5%
Canada	34.2	26.6	7.6	28.6%
United Kingdom	6.9	4.7	2.2	46.8%
Latin America	18.0	13.4	4.6	34.3%
Total Purchases	$152.2	$125.3	$26.9	21.5%

During the three months ended June 30, 2026, we invested $152.2 million to acquire receivable portfolios, with face values aggregating $2,873.2 million, for an average purchase price of 5.3% of face value. The amount invested in receivable portfolios increased $26.9 million, or 21.5%, compared with the $125.3 million invested during the three months ended June 30, 2025, to acquire receivable portfolios with face values aggregating $1,759.6 million, for an average purchase price of 7.1% of face value.

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$181.1	$200.2	$(19.1)	(9.5)%
Canada	67.9	78.6	(10.7)	(13.6)%
United Kingdom	16.4	6.6	9.8	148.3%
Latin America	36.5	15.1	21.4	141.7%
Total Purchases	$301.9	$300.5	$1.4	0.5%

During the six months ended June 30, 2026, we invested $301.9 million to acquire receivable portfolios, with face values aggregating $5,581.3 million, for an average purchase price of 5.4% of face value. The amount invested in receivable portfolios increased $1.4 million, or 0.5%, compared with the $300.5 million invested during the six months ended June 30, 2025, to acquire receivable portfolios with face values aggregating $4,517.0 million, for an average purchase price of 6.7% of face value.

Collections

The following tables summarize the total collections by geographic area, or reportable segment, during the periods presented:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$235.4	$202.4	$33.0	16.3%
Canada	35.3	30.8	4.5	14.6%
United Kingdom	12.2	10.7	1.5	14.0%
Latin America	18.0	11.8	6.2	52.5%
Total Collections	$300.9	$255.7	$45.2	17.7%

Collections from purchased receivables increased by $45.2 million or 17.7% to $300.9 million during the three months ended June 30, 2026, from $255.7 million during the three months ended June 30, 2025. The increase in collections from purchased receivables compared to the three months ended June 30, 2025, was primarily a result of increased purchases during the period. Collections in our United States reportable segment included for the three months ended June 30, 2026 were $41.0 million for the Bluestem portfolio with no collections in the comparative 2025 period.

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$485.9	$416.8	$69.1	16.6%
Canada	67.6	56.5	11.1	19.6%
United Kingdom	23.0	20.9	2.1	10.0%
Latin America	34.3	22.4	11.9	53.1%
Total Collections	$610.8	$516.6	$94.2	18.2%

Collections from purchased receivables increased by $94.2 million or 18.2% to $610.8 million during the six months ended June 30, 2026, from $516.6 million during the six months ended June 30, 2025. The increase in collections from purchased receivables compared to the six months ended June 30, 2025, was primarily a result of increased purchases during the period. Collections in our United States reportable segment included $95.5 million from the Bluestem portfolio with no collections in the comparative 2025 period.

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

Adjusted Net Income

Adjusted net income is calculated as net income in accordance with GAAP, adjusted to exclude (i) foreign exchange and other income (expense); (ii) stock-based compensation; (iii) provision for income taxes and (iv) merger and acquisition and other infrequent, non-recurring, non-core or unusual charges. Adjusted net income is a supplemental measure of performance that is not required by, or presented in accordance with, GAAP. We present adjusted net income because we consider it an important supplemental measure of our operations and financial performance. Our management believes adjusted net income helps us provide enhanced period-to-period comparability of operations and financial performance and is useful to investors as other companies in our industry report similar financial measures. Adjusted net income should not be considered as an alternative to net income determined in accordance with GAAP.

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

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Net Income	$41.3	$47.7	$(6.4)	(13.3)%
Foreign exchange and other income (expense)	(2.3)	(1.1)	(1.2)	108.4%
Incremental provision for income taxes	—	12.2	(12.2)	(100.0)%
Stock compensation	8.3	(8.3)	16.6	(200.0)%
Merger and acquisition and initial public offering related expenses	-	9.1	(9.1)	(100.0)%
Adjusted Net Income	$47.3	$59.6	$(12.3)	(20.7)%

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Net Income	$78.9	$111.9	$(33.0)	(29.5)%
Foreign exchange and other income (expense)	(3.7)	(3.6)	(0.1)	2.8%
Incremental provision for income taxes	—	12.2	(12.2)	(100.0)%
Stock compensation	16.9	(7.9)	24.8	(313.9)%
Merger and acquisition and initial public offering related expenses	0.2	9.7	(9.5)	(98.0)%
Adjusted Net Income	$92.3	$122.3	$(30.0)	(24.5)%

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

Results of Operations

Three months ended June 30, 2026 compared to the three months ended June 30, 2025.

The following tables set forth combined and condensed consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,
(in Millions)	2026		2025
Revenues:
Portfolio income	$156.3	88.0%	$138.9	90.9%
Changes in recoveries	9.0	5.1%	1.6	1.0%
Total portfolio revenue	$165.3	93.1%	$140.5	92.0%
Credit card revenue	1.6	0.9%	1.8	1.2%
Servicing revenue	10.7	6.0%	10.5	6.9%
Total revenues	$177.5	100.0%	$152.8	100.0%

Provision for credit losses	$0.8	0.4%	$0.6	0.4%

Operating expenses:
Salaries and benefits	$21.9	12.3%	$6.3	4.1%
Servicing expenses	64.8	36.5%	43.5	28.5%
Depreciation and amortization	0.8	0.5%	1.3	0.9%
Professional fees	3.1	1.7%	9.4	6.2%
Other selling, general and administrative	4.8	2.7%	5.0	3.3%
Total operating expenses	$95.4	53.7%	$65.5	42.9%
Net operating income	$81.4	45.9%	$86.7	56.7%

Other income (expense):
Interest expense	$(30.4)	(17.1)%	$(25.8)	(16.9)%
Foreign exchange and other income (expense)	2.3	1.3%	1.1	0.7%
Total other income / (expense)	(28.1)	(15.8)%	(24.7)	(16.2)%
Income before income taxes	$53.3	30.0%	$62.0	40.6%
Provision for income taxes	(12.0)	(6.8)%	(14.3)	(9.4)%
Net income	$41.3	23.3%	$47.7	31.2%
Foreign currency translation	(1.5)	(0.9)%	14.4	9.4%
Comprehensive income	$39.8	22.4%	$62.1	40.6%

Revenues

A summary of how our revenues were generated during the periods indicated is as follows:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Cash collections	$300.9	$255.7	$45.2	17.7%
Principal amortization	(135.6)	(115.2)	(20.4)	17.7%
Total portfolio revenue	165.3	140.5	24.8	17.6%
Credit card revenue	1.6	1.8	(0.2)	(11.1)%
Servicing revenue	10.7	10.5	0.2	1.9%
Total revenues	$177.5	$152.8	$24.8	16.2%

Total revenues were $177.5 million for the three months ended June 30, 2026, an increase of $24.8 million, or 16.2%, compared to $152.8 million for the three months ended June 30, 2025. The increase is primarily a result of strong deployment growth in prior periods.

Operating Expenses

Total operating expenses were $95.4 million for the three months ended June 30, 2026, an increase of $29.9 million, or 45.6%, compared to $65.5 million for the three months ended June 30, 2025 driven primarily by an increase of $21.3 million in servicing expenses due to increased court costs of $9.3 million which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections, higher agency and legal commissions of $6.5 million and an increase of $16.6 million in stock-based compensation expense over the three months ended June 30, 2025 partially offset by lower professional fees of $6.3 million due to legal and professional fees incurred as part of the initial public offering in June 2025.

Salaries and Benefits

Salaries and benefits were $21.9 million for the three months ended June 30, 2026 an increase of $15.6 million, or 247.6%, compared to $6.3 million for the three months ended June 30, 2025. The increase in Salaries was driven by $8.3 million in stock-based compensation costs which primarily reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO as well as the reversal of compensation accrual of $8.3 million for outstanding Class B units prior to the IPO.

Servicing Expenses

Servicing expenses were $64.8 million for the three months ended June 30, 2026, an increase of $21.3 million, or 49.0%, compared to $43.5 million for the three months ended June 30, 2025. The increase in servicing expenses was primarily driven by increased collections and court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections. Servicing expenses consisted of the following for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Agency and repo commission expense	$15.0	$12.6	$2.4	19.0%
Legal commission expense	10.8	6.7	4.1	61.9%
Court costs	21.7	12.4	9.3	74.6%
Communications	8.3	5.8	2.5	42.8%
Offshore	4.1	3.3	0.8	23.8%
Other servicing expenses	5.0	2.7	2.3	84.0%
Total servicing expenses	$64.8	$43.5	$21.3	48.9%

Depreciation and Amortization

Depreciation and amortization was $0.8 million for the three months ended June 30, 2026, a $0.5 million, or 38.5%, decrease from the $1.3 million for the three months ended June 30, 2025. The decrease was primarily due to assets fully amortizing since June 30, 2025 and lower amortization of $0.3 million related to the Conn’s portfolio purchase.

Professional Fees

Professional fees were $3.1 million for the three months ended June 30, 2026 a decrease of $6.3 million, or 67.0%, compared to $9.4 million for the three months ended June 30, 2025. The decrease was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses which generally consists of rent, travel and entertainment expenses, and other general overhead expenses were $4.8 million for the three months ended June 30, 2026, a decrease of $0.2 million or 4.0%, compared to $5.0 million for the three months ended June 30, 2025. The decrease is primarily due to lower rent in the three months ended June 30, 206 related to the Conn’s portfolio purchase compared to the three months ended June 30, 2025.

Other Income (Expense)

Interest Expense

Total interest expense was $30.4 million for the three months ended June 30, 2026, an increase of $4.6 million, or 18.0%, compared to $25.8 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in the cost of debt due to the payoff of the credit facility with the net proceeds of the 2030 Senior Notes issued in May 2025 as well as by increased amortization of debt issuance costs of $1.7 million, an increase of $0.3 million or 21.4% higher compared to $1.4 million for the three months ended June 30, 2025, due to the issuance of the 2030 Senior Notes in May 2025.

Interest expense consisted of the following for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Interest expense	$28.7	$24.4	$4.3	17.8%
Amortization of debt issuance costs	1.7	1.4	0.3	23.3%
Total interest expense	$30.4	$25.8	$4.6	17.8%

Provision for Income Tax Expense

The provision for income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance of our deferred tax assets and liabilities, and changes in tax laws. The provision for income tax was $12.0 million for the three months ended June 30, 2026, a decrease of $2.3 million or 16.1% compared to $14.3 million for the three months ended June 30, 2025 due to lower taxable income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Segment Results of Operations

The following tables set forth combined and condensed consolidated income statement amounts categorized by segment, for the periods indicated:

	Three Months Ended June 30,
	2026					2025
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$126.6	$7.7	$19.1	$11.8	$165.3	$106.5	$7.4	$17.6	$9.0	$140.5
Credit card revenue	0.7	—	0.9	—	1.6	0.6	—	1.2	—	1.8
Servicing revenue	1.2	8.9	0.5	—	10.6	3.8	6.3	0.4	—	10.5
Total Revenue	$128.5	$16.6	$20.5	$11.8	$177.5	$110.9	$13.7	$19.2	$9.0	$152.8

Provision for credit losses	$0.6	$—	$0.2	$—	$0.8	$0.4	—	0.2	—	$0.6

Operating Expenses
Salaries and benefits	15.7	4.5	1.3	0.4	21.9	0.7	4.1	1.4	0.1	6.3
Servicing expenses	53.2	4.9	2.7	4.0	64.8	32.5	5.1	2.7	3.2	43.5
Depreciation and amortization	0.6	0.1	0.2	0.0	0.8	0.9	0.1	0.3	—	1.3
Professional fees	2.4	0.2	0.1	0.3	3.1	8.7	0.3	0.2	0.2	9.4
Other selling, general and administrative	3.4	0.7	0.4	0.3	4.8	3.8	0.7	0.3	0.2	5.0
Total Operating Expenses	$75.3	$10.4	$4.7	$5.0	$95.4	$46.6	$10.3	$4.9	$3.7	$65.5

Net Operating Income	$52.6	$6.2	$15.6	$6.8	$81.4	$63.9	$3.4	$14.1	$5.3	$86.7
Net operating income margin	40.9%	37.3%	75.9%	57.5%	45.9%	57.6%	24.8%	73.4%	58.9%	56.7%

United States

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$126.6	$106.5	$20.1	18.9%
Credit card revenue	0.7	0.6	0.1	16.7%
Servicing revenue	1.2	3.8	(2.6)	(68.4)%
Total Revenue	$128.5	$110.9	$17.6	15.9%

Provision for credit losses	$0.6	$0.4	$0.2	50.0%

Operating Expenses
Salaries and benefits	15.7	0.7	15.0	2,142.9%
Servicing expenses	53.2	32.5	20.7	63.7%
Depreciation and amortization	0.6	0.9	(0.3)	(33.3)%
Professional fees	2.4	8.7	(6.3)	(72.4)%
Other selling, general and administrative	3.4	3.8	(0.4)	(10.5)%
Total Operating Expenses	$75.3	$46.6	$28.7	61.6%

Net Operating Income	$52.6	$63.9	$(11.3)	(17.6)%
Net operating income margin	40.9%	57.6%

Portfolio revenue grew $20.1 million or 18.9% in the three months ended June 30, 2026 compared to June 30, 2025, primarily due to the growth in deployments, including the Bluestem portfolio purchase.

Servicing revenue decreased $2.6 million or 68.4% for the three months ended June 30, 2026 compared to June 30, 2025, primarily due to the Conn’s portfolio purchase, which contributed $0.6 million of total servicing revenue in the three months ended June 30, 2026 compared with $3.1 million in the three months ended June 30, 2025.

Salaries and benefits increased $15.0 million or 2,142.9% in the three months ended June 30, 2026 compared to June 30, 2025 driven by $8.3 million for stock-based compensation which primarily reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO in June 2025 as well as the reversal of stock-based compensation accrual of $8.3 million for outstanding Class B units partially offset by reductions in personnel and benefit costs related to the Conn’s portfolio purchase due to 72 less FTE for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Servicing expenses grew $20.7 million or 63.7% in the three months ending June 30, 2026 compared to June 30, 2025 driven by increased collections and increased court costs of $9.3 million which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections, higher agency and legal commissions. Servicing expenses includes $3.9 million related to the Bluestem portfolio purchase with no expense in the comparative period in 2025.

Depreciation and amortization was $0.6 million for the three months ended June 30, 2026, a $0.3 million, or 33.3%, decrease from the $0.9 million for the three months ended June 30, 2025. The decrease was primarily due to  lower intangible amortization expense of $0.3 million for the three months ended June 30, 2026 associated with the Conn’s purchase compared to the three months ended June 30, 2025.

Professional fees decreased $6.3 million or 72.4% in the three months ended June 30, 2026 compared to June 30, 2025 driven by one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other selling, general and administrative expenses which generally consists of rent expense, travel and entertainment, and other general overhead expenses decreased $0.4 million or 10.5% in the three months ended June 30, 2026 compared to June 30, 2025 primarily due to lower rent expense related to the Conn’s portfolio purchase and various other expense reductions.

Overall net operating income decreased $11.3 million or 17.6% in the three months ended June 30, 2026 compared to June 30, 2025 to $52.7 million from $63.9 million driven by higher stock-based compensation which primarily reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO in June 2025, lower net operating income of $11.4 million associated with the Conn’s portfolio purchase compared to the three months ended June 30, 2025, partially offset by $7.1 million in net operating income associated with the Bluestem portfolio purchase with no net operating income for Bluestem in the comparative period in 2025.  Net operating income as a percentage of total revenues was 40.9% in the three months ended June 30, 2026 compared to 57.6% in June 30, 2025.

United Kingdom

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$7.7	$7.4	$0.3	4.1%
Servicing revenue	8.9	6.3	2.6	41.3%
Total Revenue	$16.6	$13.7	$2.9	21.2%

Operating Expenses
Salaries and benefits	4.5	4.1	0.4	9.8%
Servicing expenses	4.9	5.1	(0.2)	(4.0)%
Depreciation and amortization	0.1	0.1	(0.0)	0.0%
Professional fees	0.2	0.3	(0.1)	(33.3)%
Other selling, general and administrative	0.7	0.7	0.0	—%
Total Operating Expenses	$10.4	$10.3	$0.1	1.0%

Net Operating Income	$6.2	$3.4	$2.8	82.4%
Net operating income margin	37.3%	24.8%

Portfolio revenue increased $0.3 million or 4.1% in the three months ended June 30, 2026 compared to June 30, 2025 primarily due to an increase in deployment volumes.

Servicing revenue increased $2.6 million or 41.3% in the three months ended June 30, 2026 compared to June 30, 2025 due to increased third party servicing.

Salaries and benefits increased $0.4 million or 9.8% in the three months ended June 30, 2026 compared to June 30, 2025 primarily due to higher employee salary and benefit costs.

Servicing expenses decreased $0.2 million or 4.0% in the three months ended June 30, 2026 compared to June 30, 2025 primarily due to cost control initiatives.

Overall net operating income increased $2.8 million or 82.4% in the three months ended June 30, 2026 compared to June 30, 2025 due to higher deployments and increased third party servicing. Net operating income as a percentage of total revenues was 37.3% in the three months ended June 30, 2026 compared to 24.8% in June 30, 2025.

Canada

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$19.1	$17.6	$1.5	8.7%
Credit card revenue	0.9	1.2	(0.3)	(23.0)%
Servicing revenue	0.5	0.4	0.1	24.4%
Total Revenue	$20.5	$19.2	$1.3	7.0%

Provision for credit losses	$0.2	$0.2	$(0.0)	—%

Operating Expenses
Salaries and benefits	1.3	1.4	(0.1)	(7.1)%
Servicing expenses	2.7	2.7	—	—%
Depreciation and amortization	0.2	0.3	(0.1)	(33.3)%
Professional fees	0.1	0.2	(0.1)	(50.0)%
Other selling, general and administrative	0.4	0.3	0.1	33.3%
Total Operating Expenses	$4.7	$4.9	$(0.2)	(4.1)%

Net Operating Income	$15.6	$14.1	$1.5	10.6%
Net operating income margin	75.9%	73.4%

Portfolio revenue increased $1.5 million or 8.7% in the three months ended June 30, 2026 compared to June 30, 2025 primarily due to higher deployments.

Credit card revenue decreased $0.3 million or 23.0% in the three months ended June 30, 2026 compared to June 30, 2025 due to the portfolio continuing to attrit with no new originations since August 2024 due to regulatory changes.

Servicing revenue increased $0.1 million or 24.4% in the three months ended June 30, 2026 compared to June 30, 2025 due to the underlying organic growth.

Overall net operating income increased $1.5 million or 10.6% in the three months ended June 30, 2026 compared to  June 30, 2025 due to higher revenue growth. Net operating income as a percentage of total revenues was 75.9% in the three months ended June 30, 2026 compared to 73.4% in June 30, 2025.

Latin America

	Three Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$11.8	$9.0	$2.8	31.5%
Total Revenue	$11.8	$9.0	$2.8	31.5%

Operating Expenses
Salaries and benefits	0.4	0.1	0.3	333.6%
Servicing expenses	4.0	3.2	0.8	25.5%
Depreciation and amortization	0.0	—	0.0	0.0%
Professional fees	0.3	0.2	0.1	42.3%
Other selling, general and administrative	0.3	0.2	0.1	41.5%
Total Operating Expenses	$5.0	$3.7	$1.3	35.8%

Net Operating Income	$6.8	$5.3	$1.5	28.5%
Net operating income margin	57.5%	58.9%

Portfolio revenue increased $2.8 million or 31.5% in the three months ended June 30, 2026 compared to June 30, 2025 primarily due to increase in deployments.

Salaries and benefits increased $0.3 million or 333.6% in the three months ended June 30, 2026 compared to June 30, 2025 primarily due to an FTE increase of 16 in March 2026.

Servicing expenses increased $0.8 million or 25.5% in the three months ended June 30, 2026 compared to June 30, 2025 primarily due to increased collections.

Overall net operating income increased by $1.5 million or 28.5% in the three months ended June 30, 2026 compared to June 30, 2025 due to portfolio revenue growth. Net operating income as a percentage of total revenues was 57.5% in the three months ended June 30, 2026 compared to 58.9% in June 30, 2025.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following tables set forth combined and condensed consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the periods indicated:

	Six Months Ended June 30,
(in Millions)	2026		2025
Revenues:
Portfolio income	$313.9	88.7%	$277.6	90.2%
Changes in recoveries	16.1	4.5%	5.2	1.7%
Total portfolio revenue	$329.9	93.2%	$282.8	92.0%
Credit card revenue	3.4	0.9%	3.7	1.2%
Servicing revenue	20.7	5.8%	21.1	6.9%
Total revenues	$354.0	100.0%	$307.6	100.0%

Provision for credit losses	$1.4	0.4%	$1.1	0.4%

Operating Expenses:
Salaries and benefits	$44.3	12.5%	$20.3	6.6%
Servicing expenses	130.4	36.8%	86.3	28.1%
Depreciation and amortization	1.7	0.5%	2.9	0.9%
Professional fees	5.3	1.5%	11.6	3.8%
Other selling, general and administrative	9.3	2.6%	9.5	3.1%
Total operating expenses	$191.0	54.0%	$130.5	42.5%
Net operating income	$161.6	45.7%	$175.9	57.2%

Other income / (expense):
Interest expense	$(60.9)	(17.2)%	$(50.7)	(16.5)%
Foreign exchange and other income (expense)	3.7	1.1%	3.6	1.2%
Total other income / (expense)	(57.2)	(16.2)%	(47.1)	(15.3)%
Income before income taxes	$104.4	29.5%	$128.8	41.9%
Provision for income taxes	(25.5)	(7.2)%	(16.9)	(5.5)%
Net income	$78.9	22.3%	$111.9	36.4%
Foreign currency translation	(7.2)	(2.0)%	18.3	5.9%
Comprehensive income	$71.7	20.3%	$130.2	42.3%

Revenues

A summary of how our revenues were generated during the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Cash Collections	$610.8	$516.6	$94.2	18.2%
Principal Amortization	(280.9)	(233.8)	(47.1)	20.1%
Total portfolio revenue	329.9	282.8	47.1	16.6%
Credit card revenue	3.4	3.7	(0.3)	(9.2)%
Servicing revenue	20.7	21.1	(0.4)	(2.0)%
Total revenues	$354.0	$307.6	$46.4	15.1%

Total revenues were $354.0 million for the six months ended June 30, 2026, an increase of $46.4 million, or 15.1%, compared to $307.6 million for the six months ended June 30, 2025. The increase is primarily a result of increased deployments during the period.

Operating Expenses

Total operating expenses were $191.0 million for the six months ended June 30, 2026, an increase of $60.4 million, or 46.3%, compared to $130.6 million for the six months ended June 30, 2025 driven by an increase in salaries expense of $24.0 million primarily for stock-based compensation of $16.9 million which primarily reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO in June 2025 as well as the reversal of stock-based compensation accrual of $8.3 million for outstanding Class B units partially offset by reductions in personnel and benefit costs related to the Conn’s portfolio purchase due to 72 less FTE for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 and servicing expense increase of $44.1 million related to increased collections.  Professional fees decreased $6.3 million primarily due to legal and professional fees incurred as part of the initial public offering in June 2025.

Salaries and Benefits

Salaries and benefits were $44.3 million for the six months ended June 30, 2026 an increase of $24.0 million, or 118.3%, compared to $20.3 million for the six months ended June 30, 2025 primarily due to stock-based compensation of $16.9 million which primarily reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO in June 2025 as well as the reversal of stock-based compensation accrual of $8.3 million for outstanding Class B units and higher salary and benefit expenses partially offset by reductions in personnel and benefit costs related to the Conn’s portfolio purchase due to 72 less FTE for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Servicing Expenses

Servicing expenses were $130.4 million for the six months ended June 30, 2026, an increase of $44.1 million, or 51.0%, compared to $86.3 million for the six months ended June 30, 2025. The increase in servicing expenses was primarily driven by increased collections and court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections.  Servicing expenses consisted of the following for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Agency and repo commission expense	$26.3	$24.9	$1.4	5.6%
Legal commission expense	19.6	13.2	6.4	48.7%
Court costs	39.0	21.8	17.2	78.7%
Communications	17.7	14.7	3.0	20.7%
Offshore	7.9	6.7	1.2	17.9%
Other servicing expenses	19.9	5.0	14.9	295.4%
Total servicing expenses	$130.4	$86.3	$44.1	51.0%

Depreciation and Amortization

Depreciation and amortization was $1.7 million for the six months ended June 30, 2026, a $1.2 million, or 41.3%, decrease from the $2.9 million for the six months ended June 30, 2025. The decrease was due to lower intangible assets amortization of $1.0 million associated with the Conn’s purchase.

Professional Fees

Professional fees were $5.3 million for the six months ended June 30, 2026, a decrease of $6.3 million, or 54.3%, compared to $11.6 million for the six months ended June 30, 2025. The decrease was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses generally consist of rent, travel and entertainment expenses, and other general overhead expenses. These expenses totaled $9.3 million for the six months ended June 30, 2026, a decrease of $0.2 million or 2.1%, compared to $9.5 million for the six months ended June 30, 2025. The decrease is due to lower rent expense related to the Conn’s portfolio purchase and various other expense reductions.

Other Income (Expense)

Interest Expense

Total interest expense was $60.9 million for the six months ended June 30, 2026, an increase of $10.2 million, or 20.1%, compared to $50.7 million for the six months ended June 30, 2025. The increase was primarily driven by higher interest expense related to the outstanding notes payable, as well as increased amortization of debt issuance costs of $3.3 million, an increase of $0.7 million or 29.8% higher compared to $2.5 million for the six months ended June 30, 2025, due to the issuance of the 2030 Senior Notes in May 2025.

Interest expense consisted of the following for the period ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Interest expense	$57.6	$48.2	$9.4	19.5%
Amortization of debt issuance costs	3.3	2.5	0.7	29.8%
Total interest expense	$60.9	$50.7	$10.2	20.1%

Provision for Income Tax Expense

The provision for  income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance of our deferred tax assets and liabilities, and changes in tax laws. The provision for income tax was $25.5 million for the six months ended June 30, 2026, an increase of $8.6 million or 50.9% compared to $16.9 million for the six months ended June 30, 2025 which increased in 2026 as the Company is no longer treated as a Partnership for US income tax purposes as it was before the IPO in June 2025.

Segment Results of Operations

The following tables set forth combined and condensed consolidated income statement amounts categorized by segment, for the periods indicated:

	Six Months Ended June 30,
	2026					2025
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$253.8	$17.1	$35.3	$23.8	$329.9	$218.2	$11.9	$33.7	$19.0	$282.8
Credit card revenue	1.4	—	1.9	—	3.4	1.3	—	2.4	—	3.7
Servicing revenue	3.0	16.7	1.0	—	20.7	8.3	12.1	0.7	—	21.1
Total Revenue	$258.2	$33.8	$38.2	$23.8	$354.0	$227.8	$24.0	$36.8	$19.0	$307.6

Provision for credit losses	$1.0	$—	$0.3	$—	$1.4	$0.7	$—	$0.4	$—	$1.1

Operating Expenses
Salaries and benefits	$32.3	$8.7	$2.7	$0.6	$44.3	$9.6	$7.8	$2.7	$0.2	$20.3
Servicing expenses	107.7	9.6	5.1	8.0	130.4	65.9	9.1	5.1	6.2	86.3
Depreciation and amortization	1.1	0.2	0.4	—	1.7	2.2	0.2	0.5	—	2.9
Professional fees	4.1	0.4	0.2	0.6	5.3	10.4	0.5	0.3	0.4	11.6
Other selling, general and administrative	6.6	1.4	0.8	0.5	9.3	7.3	1.2	0.7	0.3	9.5
Total Operating Expenses	$151.8	$20.3	$9.2	$9.7	$191.0	$95.4	$18.8	$9.3	$7.1	$130.6

Net Operating Income	$105.4	$13.5	$28.7	$14.1	$161.6	$131.7	$5.2	$27.1	$11.9	$175.9
Net operating income margin	40.8%	39.9%	75.1%	59.2%	45.7%	57.8%	21.7%	73.8%	62.6%	57.2%

United States

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$253.8	$218.2	$35.6	16.3%
Credit card revenue	1.4	1.3	0.1	7.7%
Servicing revenue	3.0	8.3	(5.3)	(63.9)%
Total Revenue	$258.2	$227.8	$30.4	13.3%

Provision for credit losses	$1.0	$0.7	$0.3	42.9%

Operating Expenses
Salaries and benefits	$32.3	$9.6	$22.7	236.5%
Servicing expenses	107.7	65.9	41.8	63.4%
Depreciation and amortization	1.1	2.2	(1.1)	(50.0)%
Professional fees	4.1	10.4	(6.3)	(60.6)%
Other selling, general and administrative	6.6	7.3	(0.7)	(9.6)%
Total Operating Expenses	$151.8	$95.4	$56.4	59.1%

Net Operating Income	$105.4	$131.7	$(26.3)	(20.0)%
Net operating income margin	40.8%	57.8%

Portfolio revenue increased $35.6 million or 16.3% in the six months ended June 30, 2026 compared to June 30, 2025, primarily due to growth in deployments, including the Bluestem portfolio purchase which contributed $26.3 million.

Servicing revenue decreased $5.3 million or 63.9% in the six months ended June 30, 2026, primarily due to the Conn’s Portfolio Purchase, which contributed $1.8 million of total servicing revenue in the three months ended June 30, 2026 compared with $6.8 million for the six months ended June 30, 2025.

Salaries and benefits were $32.3 million for the six months ended June 30, 2026 which is an increase of $22.7 million, or 236.5%, compared to $9.6 million for the six months ended June 30, 2025. The increase is due to the increase in personnel expense related to stock-based compensation of $16.9 million which primarily reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO in June 2025 as well as the reversal of stock-based compensation accrual of $8.3 million for outstanding Class B units, higher salary and benefits expense partially offset by reductions in personnel and benefit costs related to the Conn’s portfolio purchase due to 72 less FTE for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Servicing expenses were $107.7 million for the six months ended June 30, 2026, an increase of $41.8 million, or 63.4%, compared to $65.9 million for the six months ended June 30, 2025. The increase in servicing expenses was primarily driven by increased collections, court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections and $11.3 million from the Bluestem portfolio acquisition.

Professional fees were $4.1 million for the six months ended June 30, 2026, a decrease of $6.3 million, or 60.6%, compared to $10.4 million for the six months ended June 30, 2025. The decrease was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other selling, general and administrative expenses generally consist of rent expense, travel and entertainment expenses, and other general overhead expenses. These expenses totaled $6.6 million for the six months ended June 30, 2026, a decrease of $0.7 million or 9.6%, compared to $7.3 million for the six months ended June 30, 2025. The decrease is primarily due to lower rent expense related to the Conn’s portfolio purchase and various other expense reductions.

Overall net operating income decreased $26.3 million or 20.0% in the six months ended June 30, 2026 than the six months ended June 30, 2025 primarily due to lower net operating income of $32.4 million from the Conn’s portfolio purchase compared to the six months ended June 30, 2025, partially offset by $15.0 million in net operating income from the Bluestem portfolio with no net operating income from the Bluestem portfolio purchase in the six months ended June 30, 2025. Net operating income as a percentage of total revenues was 40.8% in the six months ended June 30, 2026 compared to 57.8% for the six months ended June 30, 2025.

United Kingdom

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$17.1	$11.9	$5.2	43.7%
Servicing revenue	16.7	12.1	4.6	38.0%
Total Revenue	$33.8	$24.0	$9.8	40.8%

Operating Expenses
Salaries and benefits	$8.7	$7.8	$0.9	11.5%
Servicing expenses	9.6	9.1	0.5	5.5%
Depreciation and amortization	0.2	0.2	—	—%
Professional fees	0.4	0.5	(0.1)%
Other selling, general and administrative	1.4	1.2	0.2	16.7%
Total Operating Expenses	$20.3	$18.8	$1.5	8.0%

Net Operating Income	$13.5	$5.2	$8.3	159.6%
Net operating income margin	39.9%	21.7%

Portfolio revenue increased $5.2 million or 43.7% in the six months ended June 30, 2026 compared to June 30, 2025 primarily due to higher deployments in the United Kingdom.

Servicing revenue increased $4.6 million or 38.0% in the six months ended June 30, 2026 compared to June 30, 2025 due to increased third party servicing.

Salaries and benefits increased $0.9 million or 11.5% in the six months ended June 30, 2026 compared to June 30, 2025 primarily due to higher salary and employee benefit costs.

Servicing expenses increased $0.5 million or 5.5% in the six months ended June 30, 2026 compared to June 30, 2025 primarily due to higher deployments.

Overall net operating income increased $8.3 million or 159.6% in the six months ended June 30, 2026 compared to June 30, 2025 primarily due to higher deployments. Net operating income as a percentage of total revenues was 39.9% in the six months ended June 30, 2026 compared to 21.7% for the six months ended June 30, 2025.

Canada

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$35.3	$33.7	$1.6	4.7%
Credit card revenue	1.9	2.4	(0.5)	(20.8)%
Servicing revenue	1.0	0.7	0.3	42.9%
Total Revenue	$38.2	$36.8	$1.4	3.8%

Provision for credit losses	$0.3	$0.4	$(0.1)	(25.0)%

Operating Expenses
Salaries and benefits	$2.7	$2.7	$—	0.0%
Servicing expenses	5.1	5.1	—	0.0%
Depreciation and amortization	0.4	0.5	(0.1)	(20.0)%
Professional fees	0.2	0.3	(0.1)	(33.3)%
Other selling, general and administrative	0.8	0.7	0.1	14.3%
Total Operating Expenses	$9.2	$9.3	$(0.1)	(1.1)%

Net Operating Income	$28.7	$27.1	$1.6	5.9%
Net operating income margin	75.1%	73.6%

Portfolio revenue increased $1.6 million or 4.7% in the six months ended June 30, 2026 compared to June 30, 2025 primarily due to strong collection performance.

Credit card revenue decreased $0.5 million or 20.8% in the six months ended June 30, 2026 compared to June 30, 2025 due to the portfolio continuing to attrit with no new originations since August 2024 due to regulatory changes.

Servicing revenue increased $0.3 million or 42.9% in the six months ended June 30, 2026 compared to June 30, 2025 due to continued organic growth.

Overall net operating income increased $1.6 million or 5.9% in the six months ended June 30, 2026 compared to June 30, 2025 primarily due to strong collection performance. Net operating income as a percentage of total revenues was 75.1% in the six months ended June 30, 2026 compared to 73.6% for the six months ended June 30, 2025.

Latin America

	Six Months Ended
	June 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$23.8	$19.0	$4.8	25.3%
Total Revenue	$23.8	$19.0	$4.8	25.3%

Operating Expenses
Salaries and benefits	$0.6	$0.2	$0.4	200.0%
Servicing expenses	8.0	6.2	1.8	29.0%
Depreciation and amortization	—	—	—	0.0%
Professional fees	0.6	0.4	0.2	50.00%
Other selling, general and administrative	0.5	0.3	0.2	66.7%
Total Operating Expenses	$9.7	$7.1	$2.6	36.6%

Net Operating Income	$14.1	$11.9	$2.2	18.5%
Net operating income margin	59.2%	62.6%

Portfolio revenue increased $4.8 million or 25.3% in the six months ended June 30, 2026 compared to June 30, 2025 primarily due to increased deployments and strong collection performance.

Salaries and benefits increased $0.4 million or 200.0% in the six months ended June 30, 2026 compared to June 30, 2025 primarily due to an FTE increase of 16 in March 2026.

Servicing expense increased $1.8 million or 29.0% in the six months ended June 30, 2026 compared to June 30, 2025 due to increased collections and deployments.

Overall net operating income increased $2.2 million or 18.5% in the six months ended June 30, 2026 compared to June 30, 2025 due to strong collection performance and increased deployments.  Net operating income as a percentage of total revenues was 59.2% in the six months ended June 30, 2026 compared to 62.6% for the six months ended June 30, 2025.

Supplemental Performance Data as of June 30, 2026

Investments in Receivables Portfolio Performance.

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

The following tables show certain data related to our investment in receivables portfolios.

PURCHASE PRICE MULTIPLES AS OF JUNE 30, 2026 Excludes Resale as Noted at Bottom (in millions)

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	US Distressed
	2003-2017 (6)	$395.2	$1,189.3	$35.0	$1,224.3	3.10	x	2.29	x
	2018	76.2	212.7	20.7	233.4	3.06	x	2.70	x
	2019	94.8	273.2	14.2	287.4	3.03	x	2.29	x
	2020	74.1	183.7	29.4	213.1	2.88	x	2.20	x
Vintage	2021	73.1	121.2	29.1	150.3	2.06	x	1.97	x
	2022	142.1	178.8	96.5	275.4	1.94	x	2.00	x
	2023	337.6	414.0	339.0	753.0	2.23	x	2.11	x
	2024	481.5	578.7	477.0	1,055.6	2.19	x	1.98	x
	2025	520.6	287.4	802.6	1,090.0	2.09	x	2.05	x
	2026	133.2	11.8	293.9	305.7	2.29	x	2.29	x
	Total	$2,328.5	$3,450.7	$2,137.4	$5,588.1

	US Insolvency
	2003-2017 (6)	$285.4	$428.7	$0.6	$429.3	1.50	x	1.66	x
	2018	86.7	107.0	0.6	107.7	1.24	x	1.30	x
	2019	62.2	84.8	1.9	86.8	1.39	x	1.31	x
	2020	30.1	43.3	3.6	46.9	1.56	x	1.40	x
Vintage	2021	23.7	31.7	4.8	36.5	1.54	x	1.25	x
	2022	40.7	45.7	6.1	51.7	1.27	x	1.30	x
	2023	66.7	63.6	27.6	91.2	1.37	x	1.34	x
	2024	71.1	42.8	53.1	95.9	1.35	x	1.39	x
	2025	104.3	25.8	120.1	145.9	1.40	x	1.38	x
	2026	47.9	1.0	66.7	67.7	1.41	x	1.41	x
	Total	$818.9	$874.5	$285.1	$1,159.6

	UK Distressed & Insolvency
	2009-2017	$23.7	$65.7	$2.6	$68.3	2.88	x	1.94	x
	2018	3.1	12.4	3.4	15.8	5.12	x	2.20	x
	2019	7.1	18.7	3.7	22.4	3.15	x	1.91	x
	2020	13.1	28.4	6.7	35.1	2.67	x	1.74	x
Vintage	2021	19.4	28.9	8.9	37.8	1.95	x	1.67	x
	2022	18.9	31.0	15.9	46.8	2.48	x	2.22	x
	2023	26.7	36.4	30.3	66.7	2.50	x	2.08	x
	2024	29.4	22.7	33.2	56.0	1.91	x	1.70	x
	2025	32.0	8.2	61.6	69.8	2.18	x	2.14	x
	2026	16.4	1.5	30.9	32.4	1.98	x	1.98	x
	Total	$189.8	$253.9	$197.2	$451.1

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Canada Insolvency(7)
	2008-2017	$121.1	$236.1	$0.2	$236.3	1.95	x	1.64	x
	2018	40.9	85.6	0.5	86.1	2.10	x	1.80	x
	2019	34.7	68.9	0.9	69.7	2.01	x	1.72	x
	2020	29.3	53.3	0.9	54.3	1.85	x	1.60	x
Vintage	2021	23.7	39.3	2.3	41.6	1.75	x	1.62	x
	2022	18.5	24.1	4.5	28.6	1.55	x	1.47	x
	2023	38.8	39.1	18.6	57.7	1.49	x	1.35	x
	2024	61.9	39.5	54.4	93.9	1.52	x	1.38	x
	2025	115.0	35.2	132.7	167.9	1.46	x	1.47	x
	2026	54.6	1.5	80.3	81.8	1.50	x	1.50	x
	Total	$538.5	$622.7	$295.2	$917.9

	Canada Distressed(1)
	2008-2017	$80.7	$178.6	$5.9	$184.5	2.29	x	1.91	x
	2018	14.6	61.3	6.5	67.8	4.63	x	2.52	x
	2019	12.8	41.4	2.8	44.2	3.45	x	2.19	x
	2020	19.7	41.5	5.8	47.3	2.40	x	2.06	x
Vintage	2021	9.2	14.7	3.6	18.3	1.99	x	1.79	x
	2022	24.3	25.4	10.6	36.0	1.48	x	1.69	x
	2023	18.4	17.6	14.8	32.3	1.76	x	1.61	x
	2024	33.5	33.9	27.6	61.5	1.84	x	1.83	x
	2025	26.6	15.6	30.5	46.1	1.73	x	1.80	x
	2026	13.3	2.8	17.3	20.1	1.51	x	1.51	x
	Total	$253.0	$432.7	$125.3	$558.1

	Latin America Distressed
	2021	$7.9	$12.2	$7.0	$19.2	2.43	x	1.58	x
	2022	25.0	41.3	31.1	72.4	2.90	x	2.67	x
Vintage	2023	42.3	53.4	53.2	106.6	2.52	x	2.39	x
	2024	45.8	41.1	91.6	132.8	2.90	x	2.35	x
	2025	33.6	20.4	72.3	92.7	2.76	x	2.43	x
	2026	36.5	2.9	68.8	71.8	1.96	x	1.96	x
	Total	$191.2	$171.4	$324.0	$495.4

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Total
	2003-2017 (6)	$906.0	$2,098.5	$44.2	$2,142.7	2.36	x	1.96	x
	2018	221.6	479.1	31.7	510.8	2.30	x	1.97	x
	2019	211.6	487.0	23.5	510.4	2.41	x	1.89	x
	2020	166.3	350.2	46.3	396.6	2.38	x	1.90	x
Vintage	2021	156.9	248.0	55.7	303.7	1.94	x	1.74	x
	2022	269.5	346.2	164.7	510.9	1.90	x	1.91	x
	2023	530.5	624.1	483.4	1,107.5	2.09	x	1.96	x
	2024	723.3	758.8	737.0	1,495.8	2.07	x	1.88	x
	2025	832.1	392.6	1,219.7	1,612.4	1.94	x	1.90	x
	2026	301.9	21.4	558.1	579.5	1.92	x	1.92	x
	Total	$4,319.9	$5,805.9	$3,364.2	$9,170.2
(1)	Includes the portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	For our non-U.S. amounts, historical period exchange rates are presented at the respective exchange rate for each collection period.
(4)	For our non-U.S. amounts, Total ERC is presented at the exchange rate as of June 30, 2026. .
(5)	The original estimated purchase price multiple represents the purchase price multiple at the end of the year of acquisition.
(6)	This vintage data excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and does not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(7)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses.

The following table illustrates collections from purchased receivables, total portfolio revenue for the six months ended June 30, 2026 and investment in receivables, net as of June 30, 2026 and monthly EIR, by year of purchase:

RECEIVABLE PORTFOLIO FINANCIAL INFORMATION, BY YEAR OF PURCHASE(1) (in millions)

					As of
	Three Months Ended June 30, 2026				June 30, 2026
				Total
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$0.3	$0.3	$—	$0.3	$—	0.0%
2004 - 2020	10.1	7.6	(2.6)	5.0	34.3	6.8%
2021	2.0	1.6	(1.4)	0.2	16.2	3.2%
2022	8.0	4.6	(2.9)	1.7	62.6	2.3%
2023	33.9	16.6	(8.9)	7.7	206.3	2.5%
2024	60.3	29.2	9.5	38.7	265.1	3.4%
2025	90.7	40.1	14.5	54.6	436.6	2.8%
2026	9.4	9.1	3.6	12.7	139.8	2.8%
Subtotal	$214.7	$109.1	$11.8	$120.9	$1,160.8

US Insolvency
2004 - 2020	0.5	0.2	(1.9)	(1.7)	5.3	1.5%
2021	0.4	0.2	(0.5)	(0.3)	3.6	1.6%
2022	1.5	0.2	(0.2)	—	5.4	1.3%
2023	4.1	0.9	(0.9)	—	23.9	1.2%
2024	5.6	1.7	(0.1)	1.6	43.3	1.2%
2025	7.8	3.2	1.5	4.7	94.4	1.1%
2026	0.8	1.4	—	1.4	48.9	1.0%
Subtotal	$20.7	$7.8	$(2.1)	$5.7	$224.8

UK Distressed & Insolvency
2004 - 2020	$1.2	$1.0	$(0.4)	$0.6	$5.7	5.1%
2021	0.8	0.6	(0.3)	0.3	5.7	3.0%
2022	1.2	1.1	(0.6)	0.5	9.2	3.6%
2023	2.2	1.9	(1.3)	0.6	18.2	3.4%
2024	2.3	1.6	(0.8)	0.8	21.9	2.3%
2025	3.1	2.8	0.7	3.5	33.5	2.8%
2026	1.4	1.2	0.2	1.4	16.5	3.0%
Subtotal	$12.2	$10.2	$(2.5)	$7.7	$110.8

Canada Distressed
ZBA(2)	$0.6	$0.3	$—	$0.3	$—	0.0%
2020	0.8	1.2	(0.4)	0.8	3.0
2021	0.3	0.3	(0.1)	0.2	1.6	4.3%
2022	0.6	0.5	(0.2)	0.3	6.1	2.8%
2023	0.8	0.7	(0.3)	0.4	9.2	2.6%
2024	1.9	1.4	(0.2)	1.2	16.9	2.6%
2025	3.2	1.4	0.1	1.5	17.7	2.3%
2026	2.0	0.6	(0.3)	0.3	10.9	2.1%
Subtotal	$10.2	$6.4	$(1.4)	$5.0	$65.5

Canada Insolvency
ZBA	$0.1	$0.1	$—	$0.1	$—	0.0%
2020	0.3	0.2	(0.3)	(0.1)	1.6
2021	1.1	0.2	0.2	0.4	1.9	1.9%
2022	1.4	0.2	0.4	0.6	3.9	1.5%
2023	4.0	0.6	0.8	1.4	15.9	1.2%
2024	7.5	1.7	1.0	2.7	45.0	1.2%
2025	9.8	3.8	3.1	6.9	103.1	1.2%
2026	0.9	1.8	0.3	2.1	54.7	1.3%
Subtotal	$25.1	$8.6	$5.5	$14.1	$226.2

Latin America
2021	0.3	0.3	(0.1)	0.2	3.9	2.9%
2022	1.9	1.9	(0.3)	1.6	11.3
2023	3.2	2.8	(3.9)	(1.1)	28.7	3.3%
2024	4.6	4.2	0.5	4.7	44.9	2.9%
2025	5.3	3.0	1.6	4.6	32.7	3.1%
2026	2.7	2.0	(0.1)	1.9	37.2	2.6%
Subtotal	$18.0	$14.2	$(2.3)	$11.9	$158.7

Grand Total	$300.9	$156.3	$9.0	$165.3	$1,946.8

	Six Months Ended June 30, 2026				As of
				Total	June 30, 2026
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$0.7	$0.7	$—	$0.6	$—	0.0%
2004 - 2020	19.4	16.4	(8.4)	8.0	34.3	6.8%
2021	4.1	3.5	(5.3)	(1.8)	16.2	3.2%
2022	16.6	9.6	(6.5)	3.1	62.6	2.3%
2023	69.1	35.0	(14.4)	20.6	206.3	2.5%
2024	127.5	60.1	18.3	78.4	265.1	3.4%
2025	197.5	83.8	31.4	115.2	436.6	2.8%
2026	11.7	12.7	5.5	18.2	139.8	2.8%
Subtotal	$446.6	$221.8	$20.6	$242.3	$1,160.8

US Insolvency
2004 - 2020	$1.0	$0.6	$(3.5)	$(2.9)	$5.3	1.5%
2021	0.6	0.4	(0.4)	—	3.6	1.6%
2022	3.2	0.5	(0.5)	—	5.4	1.3%
2023	8.1	2.0	(1.4)	0.6	23.9	1.2%
2024	10.9	3.5	(0.2)	3.3	43.3	1.2%
2025	14.5	6.5	2.0	8.5	94.4	1.1%
2026	1.0	1.9	0.1	2.0	48.9	1.0%
Subtotal	$39.3	$15.4	$(3.9)	$11.5	$224.8

UK Distressed & Insolvency
2004 - 2020	$2.2	$2.0	$(0.5)	$1.5	$5.7	5.1%
2021	1.8	1.2	(0.3)	0.9	5.7	3.0%
2022	2.6	2.2	(0.9)	1.3	9.2	3.6%
2023	4.7	4.0	(1.5)	2.5	18.2	3.4%
2024	4.8	3.3	(0.8)	2.5	21.9	2.3%
2025	5.4	5.6	0.9	6.5	33.5	2.8%
2026	1.5	1.7	0.2	1.9	16.5	3.0%
Subtotal	$23.0	$20.0	$(2.9)	$17.1	$110.8

Canada Distressed
ZBA(2)	$0.8	$0.8	$—	$0.8	$—	0.0%
2020	1.8	2.5	(0.6)	1.9	3.0	12.7%
2021	0.6	0.5	—	0.5	1.6	4.3%
2022	1.2	1.1	(0.3)	0.8	6.1	2.8%
2023	1.6	1.5	(0.7)	0.8	9.2	2.6%
2024	4.1	2.9	(1.4)	1.5	16.9	2.6%
2025	7.1	2.9	(0.2)	2.7	17.7	2.3%
2026	2.8	0.9	(0.2)	0.7	10.9	2.1%
Subtotal	$20.0	$13.1	$(3.4)	$9.7	$65.5

Canada Insolvency
ZBA	$0.1	$0.1	$—	$0.1	$—	0.0%
2020	0.9	0.5	(0.7)	(0.2)	1.6	3.4%
2021	2.5	0.4	0.5	0.9	1.9	1.9%
2022	2.9	0.5	0.6	1.1	3.9	1.5%
2023	7.9	1.4	1.2	2.6	15.9	1.2%
2024	14.5	3.6	2.9	6.5	45.0	1.2%
2025	17.3	7.6	3.8	11.4	103.1	1.2%
2026	1.5	2.6	0.6	3.2	54.7	1.3%
Subtotal	$47.6	$16.7	$8.9	$25.6	$226.2

Latin America Distressed
2021	$0.7	$0.7	$(0.4)	$0.3	$3.9	2.9%
2022	3.8	3.9	(0.4)	3.5	11.3	5.8%
2023	6.0	5.9	(5.2)	0.7	28.7	3.3%
2024	10.0	7.8	0.9	8.7	44.9	2.9%
2025	10.9	6.1	2.0	8.1	32.7	3.1%
2026	2.9	2.5	(0.1)	2.4	37.2	2.6%
Subtotal	$34.3	$26.9	$(3.2)	$23.7	$158.7

Grand Total	$610.8	$313.9	$16.1	$329.9	$1,946.8
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

COLLECTIONS, BY YEAR, BY YEAR OF PURCHASE  Excludes Resale as Noted at Bottom

(in millions)

			Collections
		Purchase	2003 -
(in Millions)		Price (1)(2)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
	US Distressed
	2003-2017(3)(4)	$395.2	$776.3	$97.2	$79.0	$69.5	$57.5	$37.7	$26.6	$21.3	$16.4	$7.7	$1,189.3
	2018	76.2	—	21.6	45.9	45.4	41.0	24.7	14.2	10.3	6.6	2.9	212.7
	2019	94.8	—	—	26.8	74.8	62.3	44.5	28.6	18.3	12.9	5.0	273.2
	2020	74.1	—	—	—	26.5	60.9	37.2	26.0	18.2	11.0	3.9	183.7
Vintage	2021	73.1	—	—	—	—	23.1	37.8	24.8	18.3	12.9	4.1	121.2
	2022	142.1	—	—	—	—	—	16.5	55.1	49.6	41.0	16.6	178.8
	2023	337.6	—	—	—	—	—	—	48.4	147.7	148.7	69.1	414.0
	2024	481.5	—	—	—	—	—	—	—	73.3	377.8	127.5	578.7
	2025	520.6	—	—	—	—	—	—	—	—	89.7	197.7	287.4
	2026	133.2	—	—	—	—	—	—	—	—	—	11.8	11.8
	Total	$2,328.5	$776.3	$118.9	$151.7	$216.2	$244.8	$198.4	$223.9	$357.1	$717.0	$446.5	$3,450.7

	US Insolvency
	2003-2017(4)	$285.4	$333.1	$39.4	$26.0	$14.8	$9.0	$3.6	$1.3	$0.7	$0.5	$0.2	$428.7
	2018	86.7	—	16.0	34.9	23.8	17.1	9.7	3.6	1.1	0.5	0.2	107.0
	2019	62.2	—	—	7.0	23.2	19.8	16.2	11.0	6.1	1.2	0.3	84.8
	2020	30.1	—	—	—	3.5	10.5	10.8	9.0	6.7	2.5	0.3	43.3
Vintage	2021	23.7	—	—	—	—	8.9	10.1	6.3	3.5	2.2	0.6	31.7
	2022	40.7	—	—	—	—	—	5.4	16.4	11.8	8.8	3.2	45.7
	2023	66.7	—	—	—	—	—	—	12.7	23.2	19.6	8.1	63.6
	2024	71.1	—	—	—	—	—	—	—	9.6	22.3	10.9	42.8
	2025	104.3	—	—	—	—	—	—	—	—	11.3	14.5	25.8
	2026	47.9	—	—	—	—	—	—	—	—	—	1.0	1.0
	Total	$818.9	$333.1	$55.4	$67.9	$65.3	$65.4	$55.8	$60.3	$62.8	$68.9	$39.4	$874.5

	UK Distressed & Insolvency
	2009-2017	$23.7	$46.7	$4.0	$3.3	$2.7	$2.9	$1.9	$1.6	$1.3	$1.0	$0.4	$65.7
	2018	3.1	—	0.3	1.9	2.0	2.4	1.7	1.5	1.2	1.0	0.4	12.4
	2019	7.1	—	—	0.8	4.7	5.1	3.0	2.1	1.4	1.1	0.5	18.7
	2020	13.1	—	—	—	4.2	10.0	5.1	3.3	2.4	2.4	0.9	28.4
Vintage	2021	19.4	—	—	—	—	4.6	7.0	6.6	4.4	4.6	1.8	28.9
	2022	18.9	—	—	—	—	—	2.6	10.9	8.2	6.7	2.6	31.0
	2023	26.7	—	—	—	—	—	—	6.2	13.4	12.1	4.7	36.4
	2024	29.4	—	—	—	—	—	—	—	7.1	10.8	4.8	22.7
	2025	32.0	—	—	—	—	—	—	—	—	2.8	5.4	8.2
	2026	16.4	—	—	—	—	—	—	—	—	—	1.5	1.5
	Total	$189.8	$46.7	$4.2	$5.9	$13.7	$24.9	$21.3	$32.3	$39.4	$42.5	$23.0	$253.9

			Collections
		Purchase	2004 -
		Price (1)(2)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
	CAD Insolvency(5)
	2008-2017	$121.1	$126.7	$38.2	$31.6	$22.2	$11.7	$3.6	$0.9	$0.6	$0.5	$0.2	$236.1
	2018	40.9	—	6.4	16.9	21.2	19.3	13.5	6.4	1.2	0.6	0.1	85.6
	2019	34.7	—	—	3.4	12.6	18.7	15.2	11.2	6.2	1.3	0.3	68.9
	2020	29.3	—	—	—	3.4	11.7	13.8	11.2	8.0	4.9	0.5	53.3
Vintage	2021	23.7	—	—	—	—	3.1	8.5	10.1	8.3	6.7	2.5	39.3
	2022	18.5	—	—	—	—	—	1.5	5.9	6.9	6.9	2.9	24.1
	2023	38.8	—	—	—	—	—	—	3.0	11.0	17.1	7.9	39.1
	2024	61.9	—	—	—	—	—	—	—	4.8	20.3	14.5	39.5
	2025	115.0	—	—	—	—	—	—	—	—	18.0	17.3	35.2
	2026	54.6	—	—	—	—	—	—	—	—	—	1.5	1.5
	Total	$538.5	$126.7	$44.6	$51.9	$59.5	$64.6	$56.0	$48.5	$46.8	$76.4	$47.6	$622.7

	CAD Distressed(5)
	2008-2017	$80.7	$94.4	$22.9	$17.3	$13.3	$11.4	$8.3	$5.1	$2.9	$2.2	$1.0	$178.6
	2018	14.6	—	6.5	16.2	11.0	9.4	7.1	4.8	3.1	2.5	0.8	61.3
	2019	12.8	—	—	13.4	10.7	8.1	4.6	2.4	1.2	0.9	0.2	41.4
	2020	19.7	—	—	—	10.7	12.7	7.7	4.7	3.1	1.9	0.6	41.5
Vintage	2021	9.2	—	—	—	—	4.4	4.3	2.3	1.9	1.3	0.6	14.7
	2022	24.3	—	—	—	—	—	7.3	8.1	4.6	4.2	1.2	25.4
	2023	18.4	—	—	—	—	—	—	5.7	6.3	4.0	1.6	17.6
	2024	33.5	—	—	—	—	—	—	—	15.6	14.2	4.1	33.9
	2025	26.6	—	—	—	—	—	—	—	—	8.5	7.1	15.6
	2026	13.3	—	—	—	—	—	—	—	—	—	2.8	2.8
	Total	$253.0	$94.4	$29.4	$46.8	$45.6	$45.9	$39.2	$33.2	$38.6	$39.6	$19.9	$432.7

	LatAm Distressed
	2021	$7.9	$—	$—	$—	$—	$0.8	$5.2	$2.3	$1.7	$1.5	$0.6	$12.2
	2022	25.0	—	—	—	—	—	6.0	14.4	9.2	8.0	3.8	41.3
	2023	42.3	—	—	—	—	—	—	15.4	17.7	14.3	6.0	53.4
Vintage	2024	45.8	—	—	—	—	—	—	—	10.3	20.8	10.0	41.1
	2025	33.6	—	—	—	—	—	—	—	—	9.5	10.9	20.4
	2026	36.5	—	—	—	—	—	—	—	—	—	2.9	2.9
	Total	$191.2	$—	$—	$—	$—	$0.8	$11.2	$32.0	$39.0	$54.1	$34.3	$171.4

	Total
	2003-2017(4)	$906.0	$1,377.2	$201.8	$157.1	$122.6	$92.5	$55.1	$35.5	$26.7	$20.6	$9.4	$2,098.5
	2018	221.6	—	50.8	115.8	103.5	89.1	56.7	30.6	16.9	11.3	4.4	479.1
	2019	211.6	—	—	51.3	126.0	114.0	83.4	55.3	33.3	17.4	6.3	487.0
	2020	166.3	—	—	—	48.3	105.8	74.6	54.2	38.4	22.7	6.3	350.2
Vintage	2021	156.9	—	—	—	—	45.0	72.9	52.5	38.1	29.2	10.3	248.0
	2022	269.5	—	—	—	—	—	39.3	110.8	90.3	75.5	30.3	346.2
	2023	530.5	—	—	—	—	—	—	91.3	219.3	215.9	97.5	624.1
	2024	723.3	—	—	—	—	—	—	—	120.6	466.2	172.0	758.8
	2025	832.1	—	—	—	—	—	—	—	—	139.8	252.9	392.6
	2026	301.9	—	—	—	—	—	—	—	—	—	21.4	21.4
	Total	$4,319.9	$1,377.2	$252.6	$324.2	$400.4	$446.4	$382.0	$430.2	$583.7	$998.5	$610.8	$5,805.9
(1)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	U.S. Distressed excludes credit card collections from zero basis accounts associated with our Emblem Brand Credit Card.
(4)	Excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and do not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(5)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses and excludes collections associated with recovering charged-off accounts in our credit card origination business.

Deployments

The following table displays our quarterly deployments for the three months ended June 30, 2026 and 2025.

Deployments by Geography and Business Line

	Three months ended
	June 30,
(in Millions)	2026	2025
US Distressed	$69.9	$57.3
US Insolvency	23.2	23.3
UK Distressed & Insolvency	6.9	4.7
Canada Insolvency	27.1	20.6
Canada Distressed	7.1	6.1
Latin America Distressed	18.0	13.4
Total Purchases	$152.2	$125.3

Liquidity and Capital Resources

We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of June 30, 2026, unrestricted cash and cash equivalents totaled $20.4 million. Of the unrestricted cash and cash equivalent balance as of June 30, 2026, $16.9 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. On July 2, 2026, we filed a Registration Statement on Form S-3 that was declared effective by the SEC on July 17, 2026, and allows us to offer and sell, from time to time in one or more offerings, up to $100.0 million in the aggregate of securities.  Management believes that the Company has sufficient liquidity available to meet our operating cash needs and obligations for the next twelve months and the foreseeable future.

As of June 30, 2026, we had approximately $1,405.8 million in borrowings outstanding, net of unamortized debt issuance costs with $924.1 million of availability under our Revolving Credit Facility (as defined herein) (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of June 30, 2026, the amount available to be drawn was $855.4 million. For more information, see Note 8 to our combined and condensed consolidated financial statements.

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

	Twelve months ended
	June 30,
(in Millions)	2026		2025
Total borrowings	$1,405.8		$1,181.5
Unamortized debt issuance costs	20.1		18.5
Unrestricted cash and cash equivalents	(20.4)		(51.7)
Net debt	1,405.5		1,148.3
Adjusted cash EBITDA	821.6		654.0
Leverage ratio (net debt / adjusted cash EBITDA)	1.71	x	1.76	x

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

We were in compliance with the covenants of our financing arrangements as of June 30, 2026. Financial covenants are important in determining the level of cash flow needed to maintain in relation to our ability to incur debt under our Revolving Credit Facility. If these financial covenants are not complied with, we would be in breach of our Revolving Credit Facility agreement if not cured through an additional pay down within the designated timeframe.

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

Set forth below is a reconciliation of adjusted cash EBITDA to net cash provided by operating activities.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net cash provided by operating activities	$43.3	$158.4	$82.9	$210.0
Changes in prepaid expenses	1.9	(1.7)	2.7	6.1
Changes in accounts payable and accrued expenses	(8.3)	(105.8)	0.5	(97.7)
Changes in recoveries	16.1	—	16.1	—
Provision for credit losses	(0.8)	(0.6)	(1.4)	(1.1)
Foreign exchange and other income (expense)	(2.3)	(1.1)	(3.7)	(3.6)
Cash interest paid	28.7	24.5	57.6	48.2
Provision for income taxes	12.0	14.3	25.5	16.9
Total portfolio revenue	(165.3)	(140.4)	(329.9)	(282.7)
Gross collections	300.9	255.7	610.8	516.6
Stock-based compensation	—	(8.3)	—	(7.9)
Merger and acquisition and initial public offering related expenses	—	9.1	0.2	9.9
Adjusted Cash EBITDA	$226.2	$204.1	$461.3	$414.7

Revolving Credit Facility

On November 13, 2024, we amended our Revolving Credit Facility (as supplemented or otherwise modified from time to time, the “Revolving Credit Facility”) under our credit agreement entered into on May 21, 2021 (the “Credit Agreement”).  As amended, the Revolving Credit Facility provides for borrowings in an aggregate principal amount of $825.0 million (subject to compliance with a borrowing base and applicable debt covenants) and matures on April 26, 2028. In May 2025, we issued $500.0 million aggregate principal amount of 2030 Notes (as defined below) and used a majority of the proceeds therefrom, net of fees, to pay down the outstanding balance under the Revolving Credit Facility. In April 2026 we further amended and extended our Revolving Credit Facility to an aggregate commitment of $1.15 billion. As of June 30, 2026, there was $225.9 million aggregate principal amount of loans outstanding under the Revolving Credit Facility.

6.000% Senior Notes due 2026

On August 4, 2021, Jefferson Capital Holdings, LLC completed an offering of $300.0 million aggregate principal amount of 6.000% senior notes due 2026 (the “2026 Notes”) under an indenture (the “2026 Notes Indenture”), dated as of August 4, 2021, among Jefferson Capital, Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee. The 2026 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2026 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2026 Notes mature on August 15, 2026. As of June 30, 2026 there was $300.0 million aggregate principal amount of the 2026 Notes outstanding.

9.500% Senior Notes due 2029

On February 2, 2024, Jefferson Capital Holdings, LLC completed an offering of $400.0 million aggregate principal amount of 9.500% senior notes due 2029 (the “2029 Notes”) under an indenture (the “2029 Notes Indenture”), dated as of February 2, 2024, among Jefferson Capital Holdings, LLC the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2029 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. As of June 30, 2026, there was approximately $400.0 million aggregate principal amount of the 2029 Notes outstanding. The 2029 Notes mature on February 15, 2029.

8.250% Senior Notes due 2030

On May 2, 2025, Jefferson Capital Holdings, LLC completed an offering of $500.0 million aggregate principal amount of 8.250% senior notes due 2030 (the “2030 Notes”) under an indenture (the “New Notes Indenture”), dated as of May 2, 2025, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025.   As of June 30, 2026, there was approximately $500.0 million aggregate principal amount of the 2030 Notes outstanding.  The 2030 Notes mature on May 15, 2030.

Registration Statement on Form S-3

On July 2, 2026, the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration allows the Company to offer and sell up to $100 million in the aggregate of common stock, preferred stock, debt securities, warrants, purchase contracts and units from time to time in one or more offerings, and separately permits certain selling stockholders to offer and sell up to 32,721,807 shares of the Company's common stock. We will not receive any proceeds from the sale of common stock by the selling stockholders.

Cash Flows Analysis for the Six months Ended June 30, 2026 and 2025

The following table summarizes our cash flow activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended
(in Millions)	June 30,		Increase	%
Total cash flow provided by / (used in)	2026	2025	(Decrease)	Change
Operating activities	$82.9	$210.0	$(127.1)	(60.5)%
Investing activities	(6.0)	(66.9)	60.9	(91.0)%
Financing activities	(94.8)	(122.6)	27.8	(22.7)%
Exchange rate effects on cash balances held in foreign currencies	(3.6)	(3.2)	(0.4)	12.5%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(21.5)	$17.3	$(38.8)	(224.4)%

Operating Activities

The change in our cash flows from operating activities in the six months ended June 30, 2026 was primarily due to collections recognized as revenue offset by cash paid for operating expenses, interest, and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for credit losses and depreciation and amortization and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments.

Investing Activities

Cash used in investing activities is normally driven by purchases of investments in receivables. Cash provided by investing activities is mainly driven by collections applied to investments in receivables.

Net cash used in investing activities decreased $60.9 million in the six months ended June 30, 2026, primarily due to increased collections applied to investment in receivables of $63.1 million when compared to the six months ended June 30, 2025.

Financing Activities

Cash from financing activities is normally provided by draws on our Revolving Credit Facility and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our Revolving Credit Facility.

Net cash used in financing activities increased $51.7 million, primarily due the repurchase by the Company of our common stock.

Contractual Obligations

Our contractual obligations as of June 30, 2026 were as follows:

		Less Than	1 - 3	4 - 5	More Than
(in millions)	Total	1 Year	Years	Years	5 Years
Operating leases	$4.5	$0.7	$2.5	$0.5	$0.8
Revolving credit facility(1)	239.8	239.8	—	—	—
Notes payable(2)	1,461.8	381.5	544.2	536.1	—
Purchase commitments(3)	480.7	312.4	168.3	—	—
Other liabilities	9.3	—	9.3	—	—
Total	$2,196.1	$934.4	$724.3	$536.6	$0.8

(1)	Includes estimated interest and unused line fees due on our Revolving Credit Facility and assumes that the outstanding balance on such facility remain constant from the June 30, 2026 balance to maturity.
(2)	Includes scheduled interest and principal payments on the 2026 Notes, 2029 Notes and 2030 Notes.
(3)	Reflects the expected remaining amount to be purchased under forward flow and other contracts for the purchase of receivable portfolios.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk from borrowings on our Revolving Credit Facility, as well as our interest-bearing deposits. As such, our combined and condensed consolidated financial results are subject to fluctuations due to changes in market interest rates. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $225.9 million as of June 30, 2026.

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

Concentration Risk

A substantial percentage of our purchases are concentrated with a few large sellers. For the six months ended June 30, 2026 and 2025, our five largest clients together accounted for 40.7% and 41.0% of our deployments, respectively, with the top client representing 9.5% and 12.3% of purchases for the same periods, respectively.

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

In addition, we enter into forward flow purchase agreements with our customers on a regular basis, which provides pricing and contractual certainty and mitigates the risk of unforeseen client loss. As of June 30, 2026, we had $480.7 million of total committed forward flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the expected use of net proceeds from our IPO as described under the heading “Use of Proceeds” in our Prospectus. As of the date of filing of this report, we have used all of the net proceeds from the IPO.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 13, 2026

Jefferson Capital, Inc.

By:	/s/ David Burton
Name:	David Burton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christo Realov
Name:	Christo Realov
Title:	Chief Financial Officer
(Principal Financial Officer)