Form 10-Q
period 2026-09-30
Jefferson Capital, Inc. / DE
filed 2026-11-12
CIK 2046042

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

The number of shares of the registrant’s common stock outstanding as of November 12, 2026 was 57,459,735

Page
Part I — Financial Information	5
Item 1 — Combined and Condensed Consolidated Financial Statements	5
Combined and Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	5
Combined and Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	6
Combined and Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025 (Unaudited)	7
Combined and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (Unaudited)	8
Notes to Combined and Condensed Consolidated Financial Statements (Unaudited)	10
1. Organization, Description of Business and Summary of Significant Accounting Policies	10
2. Earnings Per Share	13
3. Acquisitions	13
4. Fair Value Measurements	14
5. Investment in receivables, net	16
6. Credit Card Receivables	17
7. Goodwill	18
8. Notes Payable, Net	19
9. Stock Based Compensation	22
10. Commitments and Contingencies	25
11. Income Taxes	26
12. Segment Reporting	27
13. Subsequent Events	28
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3 — Quantitative and Qualitative Disclosures about Market Risk	61
Item 4 — Controls and Procedures	62

Part II — Other Information	63
Item 1 — Legal Proceedings	63
Item 1A — Risk Factors	63
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3 — Defaults Upon Senior Securities	63
Item 4 — Mine Safety Disclosures	63
Item 5 — Other Information	64
Item 6 — Exhibits	64
Signatures	66

BASIS OF PRESENTATION

Except as otherwise indicated or as the context otherwise requires, all references in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to the “Company,” “we,” “our,” and “us” and similar terms refer to Jefferson Capital, Inc. a Delaware corporation, together with its subsidiaries. Unless otherwise indicated, all references to our financial information are to the combined and condensed consolidated financial information of the Company and references to “dollars” and “$” in this Quarterly Report are to, and amounts are presented in, U.S. dollars. Financial data as of and for the three and nine months ended September 30, 2026 and twelve months ended December 31, 2025, respectively, relate to financial information of the Company on a combined and condensed consolidated basis. All amounts referred to in the combined and condensed consolidated financial statements have been rounded to the nearest thousand, unless otherwise stated.  All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

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

Part 1. Financial Information

Jefferson Capital, Inc.

Combined and Condensed Consolidated Balance Sheets

(Unaudited, in Thousands)

	As of September 30,	As of December 31,
	2026	2025
Assets
Cash and cash equivalents	$23,427	$23,231
Restricted cash	5,391	24,320
Accounts receivable	16,576	12,245
Other assets	17,771	16,273
Investments in receivables, net	2,122,145	1,928,742
Credit card receivables (net of allowance for	14,915	16,312
credit losses of $1,594 and $1,784)
Property, plant and equipment, net	1,526	1,695
Other intangible assets, net	4,723	6,541
Goodwill	57,771	58,014
Total Assets	$2,264,245	$2,087,373

Liabilities
Accounts payable and accrued expenses	$65,640	$95,208
Other liabilities	3,506	4,179
Current tax liabilities	570	855
Deferred tax liabilities	138,186	101,957
Notes payable, net	1,538,195	1,409,039
Total Liabilities	$1,746,097	$1,611,238

Stockholders' Equity
Common Stock par value $0.0001 per share; 330,000,000 shares authorized as of September 30, 2026 and December 31, 2025 and 57,454,589 and 58,298,923 shares issued and outstanding as of September 30, 2026 and December 31, 2025	$6	$6
Additional paid-in capital	(24,554)	(49,549)
Retained earnings	545,132	522,632
Accumulated other comprehensive income (loss)	(2,436)	3,046
Total stockholders' equity	$518,148	$476,135
Total Liabilities and Stockholders' Equity	$2,264,245	$2,087,373

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited, in Thousands, except Per Share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Total portfolio income	$165,491	$139,179	$479,350	$416,749
Changes in recoveries	7,181	494	23,248	5,670
Total portfolio revenue	172,672	139,673	502,598	422,419
Credit card revenue	1,626	1,755	4,984	5,450
Servicing revenue	11,216	9,414	31,911	30,621
Total Revenues	185,514	150,842	539,493	458,490
Provision for credit losses	621	569	2,001	1,670
Operating Expenses
Salaries and benefits	20,890	23,314	65,145	43,590
Servicing expenses	67,737	47,609	198,137	133,948
Depreciation and amortization	779	1,350	2,496	4,206
Professional fees	4,571	3,743	9,905	15,353
Other selling, general and administrative	4,402	4,221	13,677	13,783
Total Operating Expenses	98,379	80,237	289,360	210,880
Net Operating Income	86,514	70,036	248,132	245,940

Other Income (Expense)
Interest expense	(31,612)	(26,467)	(92,559)	(77,184)
Foreign exchange and other income (expense)	4,046	1,944	7,764	5,564
Total other expense	(27,566)	(24,523)	(84,795)	(71,620)
Income Before Income Taxes	58,948	45,513	163,337	174,320
Provision for income taxes	(12,090)	(7,151)	(37,549)	(24,086)
Net Income	46,858	38,362	125,788	150,234
Foreign currency translation gain / (loss)	1,745	(5,023)	(5,482)	13,293
Comprehensive Income	$48,603	$33,339	$120,306	$163,527

Earnings per share
Basic	$0.76	$0.59	$2.04	$6.60
Diluted	0.76	0.59	2.04	6.60
Weighted average common shares outstanding
Basic	57,445	58,279	56,190	20,493
Diluted	57,448	58,279	56,192	20,493

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Stockholder’s Equity

(Unaudited, in Thousands, except per share amounts)

			Accumulated
	Common Stock		Other Comprehensive	Additional	Retained	Total
	Share	Par	Income (Loss)	Paid-in Capital	Earnings	Equity
Balance, June 30, 2026	57,436	$6	$(4,181)	$(32,692)	$513,056	$476,190
Net income					46,858	46,858
Dividends to stockholders ($0.24 per share)					(14,783)	(14,783)
Shares issued	19
Stock based compensation				8,138		8,138
Foreign currency translation			1,745			1,745
Balance, September 30, 2026	57,455	$6	$(2,436)	$(24,554)	$545,132	$518,148

Balance, June 30, 2025	64,685	$6	$2,723	$(69,497)	$477,576	$410,808
Net income					38,362	38,362
Dividends to stockholders ($0.24 per share)					(15,524)	(15,524)
Reorganization adjustments				(101)		(101)
Stock based compensation				8,850		8,850
Foreign currency translation			(5,023)			(5,023)
Balance, September 30, 2025	64,685	$6	$(2,300)	$(60,748)	$500,414	$437,372

Balance, December 31, 2025	58,299	$6	$3,046	$(49,549)	$522,632	476,135
Net income					125,788	125,788
Dividends to stockholders ($0.72 per share)					(44,376)	(44,376)
Shares issued	2,156				—	—
Shares repurchased	(3,000)				(58,912)	(58,912)
Stock based compensation				24,995		24,995
Foreign currency translation			(5,482)			(5,482)
Balance, September 30, 2026	57,455	$6	$(2,436)	$(24,554)	$545,132	$518,148

Balance, December 31, 2024			$(15,593)	$		$398,122	$382,529
Net income						150,234	150,234
Dividends to stockholders ($0.74 per share)						(47,942)	(47,942)
Reorganization adjustments					(78,317)		(78,317)
Shares issued	64,685	6			8,719		8,725
Stock based compensation					8,850		8,850
Foreign currency translation			13,293				13,293
Balance, September 30, 2025	64,685	$6	$(2,300)		$(60,748)	$500,414	$437,372

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$125,788	$150,234
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,496	4,206
Amortization of debt premium and issuance costs, net	4,684	4,016
Provision for credit losses	2,001	1,670
Change in Recoveries	(23,248)	—
Stock-based compensation	24,995	8,850
Deferred income tax	32,034	17,254
Changes in assets and liabilities:
Other assets	2,688	(1,186)
Accounts receivable	(4,401)	(355)
Accounts payable and accrued expenses	(30,805)	8,956
Net cash provided by operating activities	136,232	193,645
Cash flows from investing activities
Purchases of receivables, net	(619,951)	(451,531)
Purchases of credit card receivables	(17,487)	(20,054)
Collections applied to investments in receivables, net	450,579	331,042
Collections applied to credit card receivables	16,616	19,697
Purchases of property and equipment, net	(596)	(645)
Net cash used in investing activities	(170,839)	(121,491)
Cash flow from financing activities
Proceeds from notes payable	1,548,430	681,790
Payments on notes payable	(1,421,307)	(694,872)
Payment of debt issuance costs	(2,337)	(8,012)
Dividends paid to stockholders	(44,376)	(47,942)
Proceeds of common stock	—	10,000
Repurchase of common stock	(58,912)	—
Net cash provided by / (used in) financing activities	21,498	(59,036)
Exchange rate effects on cash balances held in foreign currencies	(5,624)	(5,290)
Net (decrease) / increase in cash and cash equivalents and restricted cash	(18,733)	7,828
Cash and cash equivalents and restricted cash, beginning of period	47,551	38,243
Cash and cash equivalents and restricted cash, end of period	$28,818	$46,071

See accompanying notes to the combined and condensed consolidated financial statements.

Jefferson Capital, Inc.

Combined and Condensed Consolidated Statements of Cash Flows

(Unaudited, in Thousands)

	For the Nine Months Ended September 30,
	2026	2025
Supplemental cash flow disclosures
Interest paid	$87,875	$73,168
Income taxes paid	$6,599	$6,832

New leases assumed	$45	$321

Deferred tax liability recognized in connection with reorganization	$—	$79,484

Reconciliation to combined and condensed consolidated balance sheet accounts

Cash and cash equivalents	$23,427	$42,270
Restricted cash	5,391	3,801

Total cash and cash equivalents and restricted cash as shown in the combined and condensed consolidated statements of cash flows	$28,818	$46,071

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

The Company and its subsidiaries in the U.S., Canada, the U.K. and Latin America provide debt recovery solutions and other related services across a broad range of consumer receivables, including credit card, secured and unsecured automotive, utilities, telecom, and other receivables. The Company primarily purchases portfolios of consumer receivables at deep discounts to face value and manages them by working with individuals as they repay their obligations and work toward financial recovery. Previously charged-off receivables include receivables subject to bankruptcy proceedings. The Company also provides debt servicing and other portfolio management services to credit originators for non-performing loans. Through credit card acquisition programs, the Company earns credit card revenue. All deployments are purchased from independent third parties.

The Company purchases portfolios of receivables from a diverse client base, including Fortune 500 creditors, banks, fintech origination platforms, telecommunications providers, credit card issuers, and auto finance companies. The Company’s top five clients accounted for 41.9% and 39.9%, with the top client representing 22.5% and 11.1% of purchases for the nine months ended September 30, 2026 and 2025, respectively. For credit card receivables, the Company purchases from two issuers.

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

Following a series of transactions that we refer to collectively as the “Reorganization,” Jefferson Capital, Inc. became a holding company with no material assets other than 100% of the equity interests in JCAP TopCo, LLC, which is held by Jefferson Capital, Inc. both directly and indirectly through other wholly-owned holding companies that have no material assets other than direct or indirect equity interests in JCAP TopCo, LLC. JCAP TopCo, LLC remains a holding company with no material assets other than 100% of the equity interests in Jefferson Capital Holdings, LLC. Jefferson Capital, Inc. also succeeded to federal Net Operating Losses (the “NOLs”), state NOLs and tax credit carryforwards under Section 381 of the Code as a result of its acquisition in the Reorganization of certain affiliated corporations that held direct or indirect equity interests in JCAP TopCo, LLC. As indirect parent of Jefferson Capital Holdings, LLC, following the Reorganization, Jefferson Capital, Inc. operates and controls all of the business and affairs, and consolidates the financial results of, Jefferson Capital Holdings, LLC, and its subsidiaries. To effect the Reorganization, the then-current direct and indirect owners of JCAP TopCo, LLC, including (i) entities affiliated with J.C. Flowers, (ii) members of Management Invest, LLC, an entity through which employees of JCAP TopCo, LLC and its subsidiaries and certain of our directors held equity interests, and (iii) former equity holders of Canaccede, exchanged their direct and indirect interests in JCAP TopCo, LLC for shares of our common stock. We refer to the entities affiliated with J.C. Flowers, members of Management Invest, LLC and former stockholders of Canaccede who own shares of our common stock following the Reorganization and the IPO as the “JCF Stockholders,” “Management Stockholders” and “Former Canaccede Stockholders,” respectively. As of September 30, 2026, as a result of the Reorganization and after giving effect to the completion of the IPO at the initial public offering price of $15.00 per share and after the equity offering in January 2026:

●	the investors in the IPO collectively own 36.5% of our common stock;

●	the JCF Stockholders collectively owned 53.1% of the outstanding shares of our common stock as of September 30, 2026. In January 2026, we executed a follow-on equity offering, which reduced the ownership of JCF Stockholders from 67.6%. The company repurchased $58.9 million of shares of our common stock to support that transaction;
●	the Management Stockholders collectively own 10.3%;
●	The number of shares of common stock received by the JCF Stockholders, the Former Canaccede Stockholders and the Management Stockholders in exchange for the 132,828,019 Class A Units and Class C Units of JCAP TopCo, LLC outstanding immediately prior to the Reorganization was based on an exchange ratio of one share of our common stock for every 2.4150549 interests in JCAP TopCo, LLC (the “Exchange Ratio”), resulting in an aggregate of 55,000,000 shares of our common stock being issued in exchange for such Class A Units and Class C units.

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

Recently Adopted Accounting Standards

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The update amends the accounting for purchased loans by eliminating the recognition of a day-one provision for expected credit losses for certain purchased loans and expanding the application of the gross-up approach previously applicable to purchased credit-deteriorated (“PCD”) assets. Under the amended guidance, expected credit losses for qualifying purchased loans are reflected in the amortized cost basis of the loans at acquisition rather than recognized as a credit loss expense at acquisition. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The standard is to be applied prospectively to purchased loans acquired on or after the date of adoption. The Company has elected to early adopt this change as of January 1, 2026. The adoption did not have an impact on the Company’s combined and condensed consolidated quarterly financial statements for the period ended September 30, 2026, as the Company did not purchase any receivables subject to the guidance during the period.

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

The computation of earnings per share for the three and nine months ended September 30, 2026 and 2025 are (in thousands, except per share and footnote amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS
Numerator
Net income	$46,858	$38,362	$125,788	$150,234
Less: Earnings allocated to participating securities	3,157	3,798	11,266	14,878
Net income available to common stockholders	43,701	34,564	114,522	135,356

Denominator
Weighted average shares outstanding	57,445	58,279	56,190	20,493
Basic EPS	$0.76	$0.59	$2.04	$6.60

Diluted EPS
Numerator
Net income available to common stockholders	$43,701	$34,564	$114,522	$135,356
Reallocation of earnings from participating securities	—	—	—	—
Net income available to common stockholders for diluted EPS	$43,701	$34,564	$114,522	$135,356

Denominator
Weighted average shares outstanding	57,445	58,279	56,190	20,493
Weighted average effect of dilutive securities:
Options(1)	3	—	2	—
Nonvested restricted stock	—	—	—	—
Number of shares used for diluted EPS computation	57,448	58,279	56,192	20,493
Diluted EPS	$0.76	$0.59	$2.04	$6.60

(1)	Options outstanding of 844,378 at September 30, 2026 were determined to be antidilutive and excluded from the dilutive EPS computation.

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

In the three and nine months ended September 30, 2026, the Company recognized portfolio revenue of $13.4 million and $39.7 million, respectively, and net operating income of $10.3 million and $25.3 million, respectively, related to the Bluestem portfolio purchase, with no portfolio revenue or net operating income recognized in the comparable three and nine months ended September 30, 2025.

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

The carrying amounts in the following table are recorded in the combined and condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$23,427	$23,427	$23,231	$23,231
Accounts receivable	16,576	16,576	12,245	12,245
Investments in receivables, net	2,122,145	2,412,441	1,928,742	2,156,926
Credit card receivable, net	14,915	14,915	16,312	16,312

Financial Liabilities
Revolving credit facility	544,655	544,655	231,584	231,584
Senior unsecured bond due 2026	—	—	299,200	300,330
Senior unsecured bond due 2029	396,803	409,864	395,775	421,200
Senior unsecured bond due 2030	596,737	619,032	493,046	525,560

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

5.Investment in receivables, net

The following table presents the roll forward of the balance of the investment in receivables, net for the following periods (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,946,819	$1,589,801	$1,928,742	$1,497,748
Purchases	318,004	151,030	619,951	451,531
Cash collections	(319,182)	(236,832)	(929,930)	(753,461)
Total portfolio income	165,491	139,179	479,350	416,749
Changes in expected current period recoveries	(2,218)	2,161	12,057	12,736
Changes in expected future period recoveries	9,399	(1,667)	11,191	(7,066)
Foreign currency adjustments	3,832	(2,863)	784	22,572
Balance, end of period	$2,122,145	$1,640,809	$2,122,145	$1,640,809

The table below provides the detail on the establishment of negative allowance for expected recoveries of portfolios purchased during the periods presented (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Purchase price	$318,004	$151,030	$619,951	$451,531
Allowance for credit losses	3,309,745	2,546,600	8,316,512	6,499,589
Amortized cost	3,627,749	2,697,630	8,936,463	6,951,120
Noncredit discount	80,967	151,128	353,587	414,623
Face value	3,708,715	2,848,759	9,290,050	7,365,743
Write-off of amortized cost	(3,627,749)	(2,697,630)	(8,936,463)	(6,951,120)
Write-off of noncredit discount	(80,967)	(151,128)	(353,587)	(414,623)
Negative allowance	318,004	151,030	619,951	451,531
Negative allowance for expected recoveries	$318,004	$151,031	$619,951	$451,531

For the nine months ended September 30, 2026 the Company purchased receivable portfolios with face values of $9,290.0 million for a purchase price of $619.9 million or 6.7% of face value. For the nine months ended September 30, 2025, the Company purchased receivable portfolios with face values of $7,365.7 million for a purchase price of $451.5 million or 6.1% of face value. The price paid relative to the face amount of receivables will vary based upon the type of debt purchased, the age of the debt at the time of acquisition and the overall debt acquisition market. The percentage reported represents the weighted average of activity for the period and is a function of the mix of assets acquired in any period. For the receivables purchased in the nine months ended September 30, 2026 and 2025, the estimated amount of cash flows to be collected were $973.5 million and $866.2 million (as of purchase), respectively.

Recoveries above or below forecast represent over and under-performance in the reporting period, respectively. Actual collections during the nine months ended September 30, 2026, and 2025, overperformed the projected collections by approximately $12.1 million and  $12.7 million, respectively, primarily driven by continued strong collection performance.

When reassessing the forecasts of expected lifetime recoveries during the nine months ended September 30, 2026, management considered historical and current collection performance and believes that for certain static pools sustained collections overperformance resulted in increased total future expected recoveries. As a result, the Company has updated its forecast, resulting in a net increase of total estimated remaining collections, which in turn, when discounted to present value, resulted in a change in expected future period recoveries of approximately $11.2 million and a decrease of $7.1 million during the nine months ended September 30, 2026, and 2025, respectively.

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

	As of September 30,	As of December 31,
Delinquency vintage	2026	2025
United States
Current	$171,057	$326,381
30-59	48,532	49,467
60-89	31,827	39,402
>90	56,344	109,562
Total	$307,760	$524,812

The following table presents non-accrual performing loans by segment (in thousands).

	As of September 30,		As of December 31,
	2026		2025
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	56,344	—	109,562	—
Total	$56,344	$—	$109,562	$—

6.Credit Card Receivables

The following table summarizes the credit card receivables, gross of allowance for credit losses, by segment (in thousands):

	As of September 30,	As of December 31,
	2026	2025
United States	8,964	8,615
Canada	7,545	9,480
Total	$16,509	$18,095

The Company places credit card receivables on nonaccrual status when the credit card receivables are greater than 90 days past due or within 60 days of being notified that the customer is in bankruptcy status, whichever is earlier. The below tables present the information on the Company’s past due and non-accrual credit card receivables as of September 30, 2026, and December 31, 2025.

Age analysis of past-due credit card receivables at September 30, 2026 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing
United States	$436	$333	$851	$1,620	$7,344	$8,964	$—
Canada	190	97	187	474	7,071	7,545	—
Total	$626	$430	$1,038	$2,094	$14,416	$16,509	$—

Age analysis of past-due credit card receivables at December 31, 2025 (in thousands)

							Amortized Cost
				Total			> 90 DPD and
($ in 000s)	30-59	60-89	>90	Past Due	Current	Total	Accruing
United States	$323	$210	$588	$1,121	$7,494	$8,615	$—
Canada	232	130	333	695	8,786	9,480	—
Total	$554	$340	$921	$1,815	$16,280	$18,095	$—

Allowance for Credit Losses

The following table summarizes the change in the allowance for credit losses for the Company’s credit card receivables portfolio (in thousands).

	United States	Canada	Total
Balance as of December 31, 2025	$1,008	$775	$1,784
Charge-offs	(1,847)	(940)	(2,787)
Recoveries	266	331	597
Provision	1,550	451	2,001
Balance as of September 30, 2026	$977	$617	$1,594

Balance as of December 31, 2024	$957	$950	$1,907
Charge-offs	(1,337)	(1,113)	(2,450)
Recoveries	251	372	623
Provision	1,075	596	1,671
Balance as of September 30, 2025	$946	$805	$1,751

Non-Accrual Loans

The following table presents non-accrual loans by segment (in thousands).

	As of September 30, 2026		As of December 31, 2025
		Nonaccrual		Nonaccrual
		with No		with No
	Nonaccrual	Allowance	Nonaccrual	Allowance
United States	$851	$—	$588	$—
Canada	187	—	333	—
Total	$1,038	$—	$921	$—

No interest income was recorded for the non-accrual receivables for the nine months ended September 30, 2026.

7.Goodwill

The Company tests goodwill for impairment at least annually as of October 1, or more frequently, if certain events or circumstances warrant. During the nine months ended September 30, 2026, and fiscal year 2025, no impairment of goodwill was recorded.

The following table summarizes the changes in goodwill (in thousands) in the Company’s reportable segments:

	United	United		Latin
	States	Kingdom	Canada	America	Total
Goodwill
December 31, 2024	$31,633	$19,209	$6,841	$—	$57,683
Acquisitions	—	—	—	—	—
Impact of FX translation	—	—	223	—	223
September 30, 2025	$31,633	$19,209	$7,064	$—	$57,906

December 31, 2025	$31,633	$19,209	$7,172	$—	$58,014
Acquisitions	—	—	—	—	—
Impact of FX translation	—	—	(243)	—	(243)
September 30, 2026	$31,633	$19,209	$6,929	$—	$57,771

8.Notes Payable, Net

	As of September 30,		As of December 31,
	2026		2025
	Amount	Interest	Amount	Interest
(in thousands)	Outstanding	Rate	Outstanding	Rate
Senior unsecured bond due 2026	$—	—%	$300,000	6.00%
Senior unsecured bond due 2029	400,000	9.50%	400,000	9.50%
Senior unsecured bond due 2030	600,000	8.25%	500,000	8.25%
Revolving credit facility	554,393	6.25%	231,584	6.79%
Total	$1,554,393	7.86%	$1,431,584	7.89%
Unamortized debt premium and issuance costs, net	(16,198)		(22,544)
Notes Payable, net	$1,538,195		$1,409,039

On August 4, 2021, the Company completed an offering of $300.0 million aggregate principal amount of 6.000% senior notes due 2026 (the “2026 Notes”) under an indenture (the “2026 Notes Indenture”), dated as of August 4, 2021, among the Company, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee. The 2026 Notes are general senior unsecured obligations of the Company and are guaranteed by certain of the Company’s wholly-owned domestic restricted subsidiaries. Interest on the 2026 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2026 Notes matured on August 15, 2026 and were paid off using the Revolving Credit Facility.

The 2026 Notes incurred issuance costs of $6.9 million, including legal expenses and origination fees. At September 30, 2026, the deferred debt issuance costs were fully amortized.

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

On October 27, 2025, the Company further amended and extended its Credit Agreement to an aggregate commitment of $1.0 billion via a syndication led by Citizens Bank. This effected certain amendments to the terms of the credit facility under the Credit Agreement, including, among other things:

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

The 2029 Notes incurred issuance costs of $6.8 million, including legal expenses and origination fees, which reduce the carrying amount of the 2029 Notes. These costs were capitalized at the time of issuance and are being amortized to interest expense over the 5-year term of the 2029 Notes. At September 30, 2026, the unamortized balance of the deferred debt issuance costs was $3.2 million.

On May 2, 2025, Jefferson Capital Holdings, LLC completed an offering of $500.0 million aggregate principal amount of 8.250% senior notes due 2030 (together with the Add-On Notes (as defined below), the “2030 Notes”) under an indenture (the “2030 Notes Indenture”), dated as of May 2, 2025, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. On August 20, 2026, Jefferson Capital Holdings, LLC issued an additional $100 million aggregate principal amount of 2030 Notes (the “Add-On Notes”) pursuant to the 2030 Notes Indenture, as supplemented by the first supplemental indenture, dated as of August 20, 2026, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025. The 2030 Notes mature on May 15, 2030.

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

The Notes are also guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned subsidiaries. Pursuant to the Indenture, interest on the Add-On Notes will accrue at a rate of 8.25% per annum payable semiannually in arrears on May 15 and November 15, commencing November 15, 2026. The Add-On Notes will mature on May 15, 2030, subject to earlier repurchase or redemption.

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

The 2030 Notes incurred issuance costs of $8.0 million, including legal expenses and origination fees, which reduce the carrying amount of the 2030 Notes. These costs were capitalized at the time of issuance and are being amortized over the 5-year term of the 2030 Notes.  In addition, the Add-On Notes incurred issuance costs of $1.4 million, which were capitalized at the time of issuance and are being amortized over the remaining term of the Add-On Notes.  At September 30, 2026, the aggregate unamortized balance of the capitalized deferred debt costs of the 2030 Notes and the Add-On Notes was $7.1 million.  A premium of $4.0 million was recognized on the issuance of the Add-On Notes to reflect that the notes were placed in the market at a premium to par.  At September 30, 2026, the unamortized balance of the capitalized premium was $3.8 million.

Components of interest expense for the three and nine months ended September 30, 2026, and 2025 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest expense	$30,265	$24,945	$87,875	$73,168
Amortization of premium and debt issuance costs, net	1,347	1,522	4,684	4,016
Total Interest Expense	$31,612	$26,467	$92,559	$77,184

As of September 30, 2026, the outstanding balances of notes payable were $1,538.2 million with a weighted average interest rate of 7.86%. In comparison, as of September 30, 2025, the outstanding balances of notes payable were $1,182.6 million with a weighted average interest rate of 8.10%.

The Company incurred costs related to the issuance and origination of its notes payable which are deferred and recorded net of the debt balance and amortized to interest expense over the life of the debt. The net amount of unamortized debt premium and issuance costs related to the notes payable were $16.2 million and $17.4 million as of September 30, 2026, and 2025, respectively.

As of September 30, 2026, the Company was in compliance with all the financial covenants of its notes payable.

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

A summary of the Company’s equity-based awards and activity for the three and nine months ended September 30, 2026 and 2025 is presented below:

	Outstanding	Weighted-Average
	Restricted	Grant Date
	Shares	Fair Value
Balance at June 30, 2025	6,418,775	$15.00
Granted	—
Vested	(24,164)
Exercised	—
Forfeited, expired or canceled	(19,827)
Balance at September 30, 2025	6,374,784	$15.00

Balance December 31, 2024	—
Granted	6,418,775	15.00
Vested	(24,164)
Exercised	—
Forfeited, expired or canceled	(19,827)
Balance at September 30, 2025	6,374,784	$15.00

Balance June 30, 2026	4,160,072	$15.00
Granted	—
Vested	(19,003)
Forfeited, expired or canceled	—
Balance September 30, 2026	4,141,069	$15.00

Balance December 31, 2025	6,330,304	$15.00
Granted	—
Vested	(2,155,666)
Forfeited, expired or canceled	(33,569)
Balance September 30, 2026	4,141,069	$15.00

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Stock Options	Grant	Contractual Term	Intrinsic Value
	Outstanding	Exercise Price	(Years)	(in thousands)
Balance at June 30, 2025	457,542	$—		$—
Granted	20,000	25.33	10.0
Exercised
Forfeited, expired or canceled
Balance at September 30, 2025	477,542	$24.84	9.4	$0.8

Balance December 31, 2024	—	$—		$—
Granted	477,542	24.84	10.0
Exercised
Forfeited, expired or canceled
Balance at September 30, 2025	477,542	$24.84	9.4	$0.8

Balance June 30, 2026	937,542	$26.21	9.2	$205.8
Granted
Exercised
Forfeited, expired or canceled
Balance September 30, 2026	937,542	$26.21	8.9	$165.6

Balance December 31, 2025	477,542	$24.84	9.2	$580.2
Granted	470,000	27.75	10.0
Exercised
Forfeited, expired or canceled	(10,000)	27.78	10.0
Balance September 30, 2026	937,542	$26.21	8.9	$165.6

For the three months ended September 30, 2026 and 2025, stock-based compensation expense recognized was $8.1 million and $8.8 million, respectively. The change in stock-based compensation expense for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 is driven by fully vested awards and forfeitures.

As of September 30, 2026, the total unrecognized stock-based compensation expense related to unvested restricted shares was $53.5 million, which is expected to be recognized over a remaining weighted average term of 1.76 years. As of September 30, 2026, the total unrecognized compensation expense related to unvested stock options was $3.2 million, which is expected to be recognized over a remaining weighted average term of 3.8 years.

10.Commitments and Contingencies

Purchase Commitments

In the normal course of business, the Company enters into forward flow purchase agreements. A forward flow purchase agreement is a commitment to purchase receivables over a duration that is typically six to twelve months, but can be longer, generally with a specifically defined volume range, frequency, and pricing. Typically, these forward flow contracts have provisions that allow for early termination or price re-negotiation should the underlying quality of the portfolio deteriorate over time or if any particular month’s delivery is materially different than the original portfolio used to price the forward flow contract. Certain of these forward flow purchase agreements may also have termination clauses, whereby the agreements can be canceled by either party upon providing a certain specified amount of notice.

As of September 30, 2026, and 2025 the Company had entered into forward flow purchase agreements for the purchase of receivables with an estimated minimum aggregate purchase price of approximately $384.3 million and $316.4 million, respectively. The Company expects actual purchases under these forward flow purchase agreements to be significantly greater than the estimated minimum aggregate purchase price.

Employee Savings and Retirement Plan

The Company sponsors defined contribution plans in the U.S., Canada, and the U.K. The U.S. plan is organized as a 401(k) plan under which all employees are eligible to make voluntary contributions to the plan up to 100% of their compensation, subject to IRS limitations, as defined in the plan. The Company makes matching contributions of 25% of up to 6% of an employee’s salary. In Canada, the Company has a Deferred Profit-Sharing Plan (DPSP) in which the Company contributes 3% of salary to their DPSP fund. Employees contributing to the Registered Retirement Savings Plan (RRSP) or Tax-Free Savings Account (TFSA) receive up to a 2% match, bringing the potential total match to 5% of salary. In the U.K., the Company operates the government contribution plan where employees contribute 5% of their salary and the Company contributes 3% of the employee salary on a monthly basis. Employees can make additional contributions to the plan via their salary, either by one off extra contribution or increasing the monthly percentage but must contribute a minimum of 5%. Total compensation expense related to the Company’s contributions was $1.0 million and $0.7 million for the nine month period ended September 30, 2026 and 2025, respectively.

Commitments to extend credit

The Company, in the normal course of business through its credit card programs, agrees to purchase the credit card receivables from the issuing bank, thereby incurring off-balance-sheet risk. This risk includes the cardholder’s rights to borrow up to the maximum credit limit on their credit card accounts, which is $12.7 million as of September 30, 2026 and $14.7 million as of September 30, 2025, beyond their current balances. The Company has not experienced a situation in which all of the Company’s cardholders have exercised their entire available line of credit at any given point in time, nor does management anticipate this will ever occur in the future. Also, the Company can, subject to certain regulatory requirements, reduce or cancel these available credit limits.

Contingent payments

As part of the Company’s acquisition of Canaccede Financial Group, Ltd. “(Canaccede”) in March 2020, an exit incentive was awarded to the former shareholders of Canaccede for up to $15.625 million Canadian dollars that would be payable only on a Liquidity Event for J.C. Flowers (“JCF”), defined to mean a final exit, that yielded net returns to JCF in excess of certain hurdles as defined in the purchase agreement. The payment, which is contingent on a Liquidity Event and achieving certain hurdles, would be based on cash-on-cash returns to JCF, measured at that final exit, as an equity-linked incentive with capped upside and designed to be paid with sale proceeds received from a new owner. Each year the Company reassesses the fair value of the exit incentive payment to determine whether such amount should be recorded within the combined and condensed consolidated financial statements. As of September 30, 2026, the Company determined that the occurrence in the future of a Liquidity Event above the requisite MOIC thresholds will be probable by December 31, 2027. As a result, the Company accrued a liability related to the Canaccede Exit Incentive Payment of $9.6 million as of September 30, 2026, reflecting the net present value of an anticipated payment of the maximum amount. Changes in the carrying amount of the liability are recognized in other selling, general and administrative expense in the consolidated statement of operations, with the corresponding liability in accounts payable and accrued expenses in the consolidated balance sheets.

Litigation

The Company and its subsidiaries are subject to various legal proceedings and claims that arise in the ordinary course of business. As of September 30, 2026, there were no material pending legal proceedings to which the Company or its subsidiaries are a party.

11.Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income before income taxes	$58,948	$45,513	$163,337	$174,320
Income tax expense	12,090	7,151	37,549	24,086
Effective tax rate	20.5%	15.7%	23.0%	13.8%

The change in the effective tax rate for the nine months ended September 30, 2026 and 2025 was impacted by the period in which the Company was treated as a Partnership for US income tax purposes before the Initial Public Offering in June 2025.

12.Segment Reporting

The Company’s operating segments are based on the Company’s geographies, which is how management monitors and assesses performance. The Company’s geographies are the United States, the United Kingdom, Canada, and Latin America.

The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer.

The primary profitability measure used by the CODM to evaluate performance and allocate resources is segment net operating income.  The CODM considers variances in reported segment net operating income results to forecasts and variances to prior periods to assess performance and allocate resources.  The Company does not  report a measure of segment assets as that information is not regularly provided to the CODM.

Segment operating results and reconciliations to the consolidated totals for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2026					2026
	United	United		Latin		United	United		Latin
	States	Kingdom	Canada	America	Total	States	Kingdom	Canada	America	Total
Total portfolio revenue	$128,046	$7,972	$18,112	$18,542	$172,672	$381,850	$25,035	$53,373	$42,340	$502,598
Credit card revenue	752	—	874	—	1,626	2,173	—	2,811	—	4,984
Servicing revenue	956	9,812	448	—	11,216	4,000	26,480	1,431	—	31,911
Total Revenue	$129,754	$17,784	$19,434	$18,542	$185,514	$388,023	$51,515	$57,615	$42,340	$539,493

Provision for credit losses	$507	$—	$114	$—		$1,550	$—	$451	$—

Salaries and benefits	$14,864	$4,611	$1,082	$333		$47,120	$13,265	$3,780	$980
Servicing expenses	52,787	4,831	2,590	7,529		160,540	14,410	7,679	15,509
Depreciation and amortization	485	90	184	19		1,638	261	561	36
Professional fees	3,422	311	99	740		7,557	759	274	1,315
Other selling, general and administrative	2,679	769	414	540		9,262	2,217	1,185	1,011

Segment Net operating income	$55,010	$7,172	$14,951	$9,381	$86,514	$160,356	$20,603	$43,685	$23,488	$248,132

Other Income / (Expense):
Interest expense					$(31,612)					$(92,559)
Foreign exchange and other income / (expense)					4,046					7,764
Total other expense					(27,566)					(84,795)
Income Before Income Taxes					$58,948					$163,337

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2025					2025
	United	United		Latin		United	United		Latin
	States	Kingdom	Canada	America	Total	States	Kingdom	Canada	America	Total
Total portfolio revenue	$108,147	$6,889	$15,363	$9,274	$139,673	$326,205	$18,812	$49,109	$28,293	$422,419
Credit card revenue	634	—	1,121	—	1,755	1,928	—	3,522	—	5,450
Servicing revenue	2,510	6,484	420	—	9,414	10,832	18,628	1,161	—	30,621
Total Revenue	$111,291	$13,373	$16,904	$9,274	$150,842	$338,965	$37,440	$53,792	$28,293	$458,490

Provision for credit losses	$375	—	194	—		$1,074	—	596	—

Salaries and benefits	$17,774	$4,068	$1,328	$144		$27,308	$11,897	$3,996	$389
Servicing expenses	35,745	5,563	2,777	3,524		101,719	14,652	7,831	9,746
Depreciation and amortization	792	89	458	11		2,943	259	974	30
Professional fees	3,093	284	77	289		13,459	754	410	730
Other selling, general and administrative	3,123	665	303	130		10,504	1,907	960	412

Segment Net Operating Income	$50,389	$2,704	$11,767	$5,176	$70,036	$181,958	$7,971	$39,025	$16,986	$245,940

Other Income / (Expense):
Interest expense					$(26,467)					$(77,184)
Foreign exchange and other expense					1,944					5,564
Total other expense					(24,523)					(71,620)
Income Before Income Taxes					$45,513					$174,320

13.Subsequent Events

Other than the below, there have been no events since September 30, 2026 that require recognition or disclosure in the combined and condensed consolidated financial statements.

Dividend Declaration

On November 11, 2026, the Company declared a dividend of $0.24 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the combined and consolidated financial statements and the related notes included in our audited combined and consolidated financial statements included in the Company’s 2025 Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and the Company’s 2025 Form 10-K.

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

We are headquartered in Minneapolis, Minnesota, and as of September 30, 2026, with 1,040 FTE (including our offshore co-sourced operation).

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

The following table summarizes the total ERC by geographic area, or segment, during the three months ended:

	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$2,586.0	$2,158.8	$427.2	19.8%
Canada	440.3	362.5	77.8	21.5%
United Kingdom	205.0	153.0	52.0	34.0%
Latin America	379.5	255.3	124.2	48.6%
Total	$3,610.8	$2,929.6	$681.2	23.3%

For the three months ended September 30, 2026, ERC in our United States reportable segment included $185.8 million from the Bluestem portfolio purchase with the comparative 2025 period having no ERC related to Bluestem.

Deployments

Deployments refers to portfolios purchases in the ordinary course. We believe deployments represent an important measure of our investment activity. Deployments are a key driver of the growth of our ERC and a measure to compare growth in our business with the growth of other companies in the debt collection industry.

The following tables summarize the total deployments or purchases by geographic area, or reportable segments, during the three months ended:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$238.7	$107.2	$131.5	122.7%
Canada	33.3	30.8	2.5	8.1%
United Kingdom	9.3	4.1	5.2	126.8%
Latin America	36.7	8.9	27.8	312.4%
Total Purchases	$318.0	$151.0	$167.0	110.6%

During the three months ended September 30, 2026, we invested $318.0 million to acquire receivable portfolios, with face values aggregating $3,708.7 million, for an average purchase price of 8.6% of face value. The amount invested in receivable portfolios increased $167.0 million, or 110.6%, compared with the $151.0 million invested during the three months ended September 30, 2025, to acquire receivable portfolios with face values aggregating $2,848.8 million, for an average purchase price of 5.3% of face value.

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$419.8	$307.4	$112.4	36.6%
Canada	101.2	109.4	(8.2)	(7.5)%
United Kingdom	25.7	10.7	15.0	140.2%
Latin America	73.2	24.0	49.2	205.0%
Total Purchases	$619.9	$451.5	$168.4	37.3%

During the nine months ended September 30, 2026, we invested $619.9 million to acquire receivable portfolios, with face values aggregating $9,290.0 million, for an average purchase price of 6.7% of face value. The amount invested in receivable portfolios increased $168.4 million, or 37.3%, compared with the $451.5 million invested during the nine months ended September 30, 2025, to acquire receivable portfolios with face values aggregating $7,365.7 million, for an average purchase price of 6.1% of face value.

Collections

The following tables summarize the total collections by geographic area, or reportable segment, during the periods presented:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$240.3	$182.9	$57.4	31.4%
Canada	35.1	29.0	6.1	21.0%
United Kingdom	12.3	11.1	1.2	10.8%
Latin America	31.5	13.9	17.6	126.6%
Total Collections	$319.2	$236.8	$82.4	34.8%

Collections from purchased receivables increased by $82.4 million or 34.8% to $319.2 million during the three months ended September 30, 2026, from $236.8 million during the three months ended September 30, 2025. The increase in collections from purchased receivables compared to the three months ended September 30, 2025, was primarily a result of increased purchases during the period. Collections in our United States reportable segment for the three months ended September 30, 2026 included $32.2 million from the Bluestem portfolio with no collections in the comparative 2025 period.

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
United States	$726.1	$599.6	$126.5	21.1%
Canada	102.7	85.5	17.2	20.1%
United Kingdom	35.3	32.0	3.3	10.3%
Latin America	65.8	36.3	29.5	81.3%
Total Collections	$929.9	$753.4	$176.5	23.4%

Collections from purchased receivables increased by $176.5 million or 23.4% to $929.9 million during the nine months ended September 30, 2026, from $753.4 million during the nine months ended September 30, 2025. The increase in collections from purchased receivables compared to the nine months ended September 30, 2025, was primarily a result of increased purchases during the period. Collections in our United States reportable segment included $127.7 million from the Bluestem portfolio with no collections in the comparative 2025 period.

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

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Net Income	$46.9	$38.4	$8.5	22.1%
Foreign exchange and other income (expense)	(4.0)	(1.9)	(2.1)	110.5%
Stock compensation	8.1	8.8	(0.7)	(8.0)%
Merger and acquisition and initial public offering related expenses	0.3	2.5	(2.2)	(88.0)%
Adjusted Net Income	$51.3	$47.7	$3.6	7.5%

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Net Income	$125.8	$150.2	$(24.4)	(16.2)%
Foreign exchange and other income (expense)	(7.8)	(5.6)	(2.2)	39.3%
Incremental provision for income taxes	—	24.1	(24.1)	(100.0)%
Stock compensation	25.0	0.8	24.2	3,025.0%
Merger and acquisition and initial public offering related expenses	0.5	11.2	(10.7)	(95.5)%
Adjusted Net Income	$143.5	$180.8	$(37.3)	(20.6)%

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

For a majority of the portfolios we purchase, we apply our charge-off policy and fully write off the amortized costs of the individual receivables we acquire immediately after purchasing the portfolio. We then record a negative allowance that represents the present value of all expected future recoveries for pools of receivables that share similar risk characteristics using a discounted cash flow approach, which is presented as “investments in receivables, net” on our combined and condensed consolidated balance sheet. The discount rate is a purchase EIR established based on the purchase price of the portfolio and the expected future cash flows at the time of purchase. From time to time, we will also purchase performing portfolios for a discount, where we will apply the interest method and accrete the discount.

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

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property, plant and equipment and amortization of intangible assets.

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

Other Income (Expense)

Interest Expense

Interest expense consists of interest expense on our outstanding debt and amortization of debt premiums and issuance costs.

Foreign Exchange and Other Income (Expense)

Foreign exchange and other income (expense) consists of foreign currency related realized gains or losses on portfolio purchase transactions.

Results of Operations

Three months ended September 30, 2026 compared to the three months ended September 30, 2025.

The following tables set forth combined and condensed consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,
(in Millions)	2026		2025
Revenues:
Portfolio income	$165.5	89.2%	$139.2	92.3%
Changes in recoveries	7.2	3.9%	0.5	0.3%
Total portfolio revenue	$172.7	93.1%	$139.7	92.6%
Credit card revenue	1.6	0.9%	1.8	1.2%
Servicing revenue	11.2	6.0%	9.4	6.2%
Total revenues	$185.5	100.0%	$150.8	100.0%

Provision for credit losses	$0.6	0.3%	$0.6	0.4%

Operating expenses:
Salaries and benefits	$20.9	11.3%	$23.3	15.5%
Servicing expenses	67.7	36.5%	47.6	31.6%
Depreciation and amortization	0.8	0.4%	1.4	0.9%
Professional fees	4.6	2.5%	3.7	2.5%
Other selling, general and administrative	4.4	2.4%	4.2	2.8%
Total operating expenses	$98.4	53.0%	$80.2	53.2%
Net operating income	$86.5	46.6%	$70.0	46.4%

Other income (expense):
Interest expense	$(31.6)	(17.0)%	$(26.5)	(17.5)%
Foreign exchange and other income (expense)	4.0	2.2%	1.9	1.3%
Total other income / (expense)	(27.6)	(14.9)%	(24.5)	(16.3)%
Income before income taxes	$58.9	31.8%	$45.5	30.2%
Provision for income taxes	(12.1)	(6.5)%	(7.2)	(4.7)%
Net income	$46.9	25.3%	$38.4	25.4%
Foreign currency translation	1.7	0.9%	(5.0)	(3.3)%
Comprehensive income	$48.6	26.2%	$33.3	22.1%

Revenues

A summary of how our revenues were generated during the periods indicated is as follows:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Cash collections	$319.2	$236.8	$82.4	34.8%
Principal amortization	(146.5)	(97.2)	(49.3)	50.7%
Total portfolio revenue	172.7	139.7	33.0	23.6%
Credit card revenue	1.6	1.8	(0.2)	(11.1)%
Servicing revenue	11.2	9.4	1.8	19.1%
Total revenues	$185.5	$150.8	$34.6	22.9%

Total revenues were $185.5 million for the three months ended September 30, 2026, an increase of $34.6 million, or 22.9%, compared to $150.8 million for the three months ended September 30, 2025. The increase is primarily a result of strong deployment growth in prior periods.

Operating Expenses

Total operating expenses were $98.4 million for the three months ended September 30, 2026, an increase of $18.2 million, or 22.7%, compared to $80.2 million for the three months ended September 30, 2025 driven primarily by an increase of $20.1 million in servicing expenses due to an increase in court costs of $6.3 million which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections, higher agency and legal commissions of $8.5 million, an increase of $3.1 million related to the Bluestem portfolio purchase, a decrease of $2.4 million in salaries and benefit expense due to less FTE associated with the Conn’s portfolio acquisition and lower stock based compensation of $0.7 million over the three months ended September 30, 2025 partially offset by higher professional fees of $0.9 million.

Salaries and Benefits

Salaries and benefits were $20.9 million for the three months ended September 30, 2026 a decrease of $2.4 million, or 10.3%, compared to $23.3 million for the three months ended September 30, 2025. The decrease in salaries and benefits was driven by lower salaries and benefit expense due to fewer FTE associated with the Conn’s portfolio acquisition and a decrease of $0.7 million in stock based compensation expense.

Servicing Expenses

Servicing expenses were $67.7 million for the three months ended September 30, 2026, an increase of $20.1 million, or 42.2%, compared to $47.6 million for the three months ended September 30, 2025. The increase in servicing expenses was primarily driven by increased collections and court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections. Servicing expenses consisted of the following for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Agency and repo commission expense	$18.2	$12.8	$5.4	42.2%
Legal commission expense	10.5	7.4	3.1	41.9%
Court costs	21.2	14.9	6.3	42.2%
Communications	6.7	6.1	0.6	9.8%
Offshore	4.3	3.5	0.8	22.9%
Other servicing expenses	6.8	2.9	3.9	131.0%
Total servicing expenses	$67.7	$47.6	$20.1	42.2%

Depreciation and Amortization

Depreciation and amortization was $0.8 million for the three months ended September 30, 2026, a $0.6 million, or 42.9%, decrease from the $1.4 million for the three months ended September 30, 2025. The decrease was primarily due to assets fully amortizing since September 30, 2025.

Professional Fees

Professional fees were $4.6 million for the three months ended September 30, 2026 an increase of $0.9 million, or 24.3%, compared to $3.7 million for the three months ended September 30, 2025. The increase was primarily due to higher bank fees, legal and professional fees incurred as part of expansion in Latin America and other professional and consulting fees.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses which generally consists of rent, travel and entertainment expenses, and other general overhead expenses were $4.4 million for the three months ended September 30, 2026, an increase of $0.2 million or 4.8%, compared to $4.2 million for the three months ended September 30, 2025.

Other Income (Expense)

Interest Expense

Total interest expense was $31.6 million for the three months ended September 30, 2026, an increase of $5.2 million, or 19.6%, compared to $26.5 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in the aggregate level of debt outstanding as a result of portfolio purchasing activity.

Interest expense consisted of the following for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Interest expense	$30.3	$24.9	$5.4	21.7%
Amortization of debt premiums and issuance costs, net	1.3	1.5	(0.2)	13.3%
Total interest expense	$31.6	$26.5	$5.2	19.6%

Provision for Income Tax Expense

The provision for income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance of our deferred tax assets and liabilities, and changes in tax laws. The provision for income tax was $12.1 million for the three months ended September 30, 2026, an increase of $4.9 million or 68.1% compared to $7.2 million for the three months ended September 30, 2025 due to higher taxable income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and a higher effective tax rate of 20.5% for the months ended September 30, 2026 compared to 15.7% for the three months ended September 30, 2025.

Segment Results of Operations

The following tables set forth combined and condensed consolidated income statement amounts categorized by segment, for the periods indicated:

	Three Months Ended September 30,
	2026					2025
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$128.1	$8.0	$18.1	$18.5	$172.7	$108.1	$6.9	$15.4	$9.3	$139.7
Credit card revenue	0.7	—	0.9	—	1.6	0.6	—	1.1	—	1.8
Servicing revenue	1.0	9.8	0.4	—	11.2	2.5	6.5	0.4	—	9.4
Total Revenue	$129.8	$17.8	$19.4	$18.5	$185.5	$111.3	$13.4	$16.9	$9.3	$150.8

Provision for credit losses	$0.5	$—	$0.1	$—	$0.6	$0.4	—	0.2	—	$0.6

Operating Expenses
Salaries and benefits	14.9	4.6	1.1	0.3	20.9	17.8	4.1	1.3	0.1	23.3
Servicing expenses	52.8	4.8	2.6	7.5	67.7	35.7	5.6	2.8	3.5	47.6
Depreciation and amortization	0.5	0.1	0.2	0.0	0.8	0.8	0.1	0.5	—	1.4
Professional fees	3.4	0.3	0.1	0.7	4.6	3.1	0.3	0.1	0.3	3.7
Other selling, general and administrative	2.7	0.8	0.4	0.5	4.4	3.1	0.7	0.3	0.1	4.2
Total Operating Expenses	$74.3	$10.6	$4.4	$9.0	$98.4	$60.5	$10.7	$4.9	$4.1	$80.2

Net Operating Income	$55.0	$7.2	$14.9	$9.5	$86.5	$50.4	$2.7	$11.8	$5.2	$70.0
Net operating income margin	42.4%	40.4%	76.8%	51.4%	46.6%	45.3%	20.2%	69.6%	55.8%	46.4%

United States

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$128.0	$108.1	$19.9	18.4%
Credit card revenue	0.8	0.6	0.2	33.3%
Servicing revenue	1.0	2.5	(1.5)	(60.0)%
Total Revenue	$129.8	$111.3	$18.5	16.6%

Provision for credit losses	$0.5	$0.4	$0.1	25.0%

Operating Expenses
Salaries and benefits	14.9	17.8	(2.9)	(16.3)%
Servicing expenses	52.8	35.7	17.1	47.9%
Depreciation and amortization	0.5	0.8	(0.3)	(37.5)%
Professional fees	3.4	3.1	0.3	9.7%
Other selling, general and administrative	2.7	3.1	(0.4)	(12.9)%
Total Operating Expenses	$74.3	$60.5	$13.8	22.8%

Net Operating Income	$55.0	$50.4	$4.6	9.1%
Net operating income margin	42.4%	45.3%

Portfolio revenue grew $19.9 million or 18.4% in the three months ended September 30, 2026 compared to September 30, 2025, primarily due to the growth in deployments, including the Bluestem portfolio purchase.

Servicing revenue decreased $1.5 million or 60.0% for the three months ended September 30, 2026 compared to September 30, 2025, primarily due to the Conn’s portfolio purchase, which contributed $0.3 million of total servicing revenue in the three months ended September 30, 2026 compared with $1.9 million in the three months ended September 30, 2025.

Salaries and benefits decreased $2.9 million or 16.3% in the three months ended September 30, 2026 compared to September 30, 2025 driven by reductions in personnel and benefit costs related to the Conn’s portfolio purchase due to 62 less FTE for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and a decrease of $0.7 million for stock-based compensation which primarily reflects the expense recognition of grant-date fair value of restricted stock awards granted in connection with the IPO in June 2025.

Servicing expenses grew $17.1 million or 47.9% in the three months ending September 30, 2026 compared to September 30, 2025 driven by increased collections and increased court costs of $7.5 million which are incurred up front at the outset of consumer litigation in anticipation of generating future collections, higher agency and legal commissions. Servicing expenses includes $3.1 million related to the Bluestem portfolio purchase with no expense in the comparative period in 2025.

Depreciation and amortization was $0.5 million for the three months ended September 30, 2026, a $0.3 million, or 37.5%, decrease from $0.8 million for the three months ended September 30, 2025. The decrease was primarily due to  lower intangible amortization expense of $0.3 million for the three months ended September 30, 2026 associated with the Conn’s purchase compared to the three months ended September 30, 2025.

Professional fees increased $0.3 million or 9.7% in the three months ended September 30, 2026 compared to September 30, 2025 driven by increased bank fees.

Other selling, general and administrative expenses which generally consists of rent expense, travel and entertainment, and other general overhead expenses decreased $0.4 million or 12.9% in the three months ended September 30, 2026 compared to September 30, 2025 primarily due to various other expense reductions.

Overall net operating income increased $4.6 million or 9.1% in the three months ended September 30, 2026 compared to September 30, 2025 to $55.0 million from $50.4 million driven by higher collections and by $10.3 million in net operating income associated with the Bluestem portfolio purchase with no net operating income for Bluestem in the comparative period in 2025 partially offset by lower net operating income of $13.1 million associated with the Conn’s portfolio purchase compared to the three months ended September 30, 2025.  Net operating income as a percentage of total revenues was 42.4% in the three months ended September 30, 2026 compared to 45.3% in September 30, 2025.

United Kingdom

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$8.0	$6.9	$1.1	15.9%
Servicing revenue	9.8	6.5	3.3	50.8%
Total Revenue	$17.8	$13.4	$4.4	32.8%

Operating Expenses
Salaries and benefits	4.6	4.1	0.5	12.2%
Servicing expenses	4.8	5.6	(0.8)	(14.3)%
Depreciation and amortization	0.1	0.1	—	—%
Professional fees	0.3	0.3	—	—%
Other selling, general and administrative	0.8	0.7	0.1	14.3%
Total Operating Expenses	$10.6	$10.7	$(0.1)	(0.9)%

Net Operating Income	$7.2	$2.7	$4.5	166.7%
Net operating income margin	40.4%	20.2%

Portfolio revenue increased $1.1 million or 15.9% in the three months ended September 30, 2026 compared to September 30, 2025 primarily due to an increase in deployment volumes.

Servicing revenue increased $3.3 million or 50.8% in the three months ended September 30, 2026 compared to September 30, 2025 due to increased third party servicing.

Salaries and benefits increased $0.5 million or 12.2% in the three months ended September 30, 2026 compared to September 30, 2025 primarily due to higher employee salary and benefit costs.

Servicing expenses decreased $0.8 million or 14.3% in the three months ended September 30, 2026 compared to September 30, 2025 primarily due to cost control initiatives.

Overall net operating income increased $4.5 million or 166.7% in the three months ended September 30, 2026 compared to September 30, 2025 due to higher deployments and increased third party servicing. Net operating income as a percentage of total revenues was 40.4% in the three months ended September 30, 2026 compared to 20.2% in September 30, 2025.

Canada

Canada
	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$18.1	$15.4	$2.7	17.5%
Credit card revenue	0.9	1.1	(0.2)	(18.2)%
Servicing revenue	0.4	0.4	0.0	—%
Total Revenue	$19.4	$16.9	$2.5	14.8%

Provision for credit losses	$0.1	$0.2	$(0.1)	(50.0)%

Operating Expenses
Salaries and benefits	1.1	1.3	(0.2)	(15.4)%
Servicing expenses	2.6	2.8	(0.2)	(7.1)%
Depreciation and amortization	0.2	0.5	(0.3)	(60.0)%
Professional fees	0.1	0.1	—	—%
Other selling, general and administrative	0.4	0.3	0.1	33.3%
Total Operating Expenses	$4.4	$4.9	$(0.5)	(10.2)%

Net Operating Income	$14.9	$11.8	$3.1	26.3%
Net operating income margin	76.8%	69.6%

Portfolio revenue increased $2.7 million or 17.5% in the three months ended September 30, 2026 compared to September 30, 2025 primarily due to higher deployments.

Credit card revenue decreased $0.2 million or 18.2% in the three months ended September 30, 2026 compared to September 30, 2025 due to the portfolio continuing to attrit with no new originations since August 2024 due to regulatory changes.

Overall net operating income increased $3.1 million or 26.3% in the three months ended September 30, 2026 compared to  September 30, 2025 due to higher portfolio revenue growth. Net operating income as a percentage of total revenues was 76.8% in the three months ended September 30, 2026 compared to 69.6% in September 30, 2025.

Latin America

	Three Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$18.5	$9.3	$9.2	98.9%
Total Revenue	$18.5	$9.3	$9.2	98.9%

Operating Expenses
Salaries and benefits	0.3	0.1	0.2	200.0%
Servicing expenses	7.5	3.5	4.0	114.3%
Depreciation and amortization	0.0	—	0.0	0.0%
Professional fees	0.7	0.3	0.4	133.3%
Other selling, general and administrative	0.5	0.1	0.4	400.0%
Total Operating Expenses	$9.0	$4.1	$4.9	119.6%

Net Operating Income	$9.5	$5.2	$4.3	82.7%
Net operating income margin	51.4%	55.8%

Portfolio revenue increased $9.2 million or 98.9% in the three months ended September 30, 2026 compared to September 30, 2025 due to increased deployments.

Salaries and benefits increased $0.2 million or 200.0% in the three months ended September 30, 2026 compared to September 30, 2025 primarily due to an FTE increase of 16 in March 2026.

Servicing expenses increased $4.0 million or 114.3% in the three months ended September 30, 2026 compared to September 30, 2025 due to increased collections.

Professional fees increased $0.4 million or 133.3% in the three months ended September 30, 2026 compared to September 30, 2025 driven by professional and legal fees for expansion in Latin America.

Other selling, general and administrative expenses increased $0.4 million or 400.0% in the three months ended September 30, 2026 compared to September 30, 2025 primarily due to expenses incurred for costs related to the expansion in Latin America.

Overall net operating income increased by $4.3 million or 82.7% in the three months ended September 30, 2026 compared to September 30, 2025 due to portfolio revenue growth. Net operating income as a percentage of total revenues was 51.4% in the three months ended September 30, 2026 compared to 55.8% in September 30, 2025.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following tables set forth combined and condensed consolidated income statement data expressed in a dollar amount and as a percentage of total revenues for the periods indicated:

	Nine Months Ended September 30,
(in Millions)	2026		2025
Revenues:
Portfolio income	$479.4	88.9%	$416.7	90.9%
Changes in recoveries	23.2	4.3%	5.7	1.2%
Total portfolio revenue	$502.6	93.2%	$422.4	92.1%
Credit card revenue	5.0	0.9%	5.5	1.2%
Servicing revenue	31.9	5.9%	30.6	6.7%
Total revenues	$539.5	100.0%	$458.5	100.0%

Provision for credit losses	$2.0	0.4%	$1.7	0.4%

Operating Expenses:
Salaries and benefits	$65.1	12.1%	$43.6	9.5%
Servicing expenses	198.1	36.7%	133.9	29.2%
Depreciation and amortization	2.5	0.5%	4.2	0.9%
Professional fees	9.9	1.8%	15.4	3.4%
Other selling, general and administrative	13.7	2.5%	13.8	3.0%
Total operating expenses	$289.3	53.6%	$210.9	46.0%
Net operating income	$248.2	46.0%	$245.9	53.6%

Other income / (expense):
Interest expense	$(92.6)	(17.2)%	$(77.2)	(16.8)%
Foreign exchange and other income (expense)	7.8	1.4%	5.6	1.2%
Total other income / (expense)	(84.8)	(15.7)%	(71.6)	(15.6)%
Income before income taxes	$163.4	30.3%	$174.3	38.0%
Provision for income taxes	(37.5)	(7.0)%	(24.1)	(5.3)%
Net income	$125.9	23.3%	$150.2	32.8%
Foreign currency translation	(5.5)	(1.0)%	13.3	2.9%
Comprehensive income	$120.4	22.3%	$163.5	35.7%

Revenues

A summary of how our revenues were generated during the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Cash Collections	$929.9	$753.4	$176.5	23.4%
Principal Amortization	(427.3)	(331.0)	(96.3)	29.1%
Total portfolio revenue	502.6	422.4	80.2	19.0%
Credit card revenue	5.0	5.5	(0.5)	(9.1)%
Servicing revenue	31.9	30.6	1.3	4.2%
Total revenues	$539.5	$458.5	$81.0	17.7%

Total revenues were $539.5 million for the nine months ended September 30, 2026, an increase of $81.0 million, or 17.7%, compared to $458.5 million for the nine months ended September 30, 2025. The increase is primarily due to increased deployments during the period.

Operating Expenses

Total operating expenses were $289.3 million for the nine months ended September 30, 2026, an increase of $78.4 million, or 37.2%, compared to $210.9 million for the nine months ended September 30, 2025 driven by an increase in salaries expense of $21.5 million driven by stock-based compensation of $25.0 million which reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO in June 2025 partially offset by reductions in personnel and benefit costs related to the Conn’s portfolio purchase due to 62 less FTE for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 and servicing expense increase of $64.2 million related to increased collections.  Professional fees decreased $5.5 million primarily due to legal and professional fees incurred as part of the initial public offering in June 2025.

Salaries and Benefits

Salaries and benefits were $65.1 million for the nine months ended September 30, 2026 an increase of $21.5 million, or 49.3%, compared to $43.6 million for the nine months ended September 30, 2025 primarily due to stock-based compensation of $25.0 million which reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO in June 2025 partially offset by reductions in personnel and benefit costs related to the Conn’s portfolio purchase due to 62 less FTE for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Servicing Expenses

Servicing expenses were $198.1 million for the nine months ended September 30, 2026, an increase of $64.2 million, or 47.9%, compared to $133.9 million for the nine months ended September 30, 2025. The increase in servicing expenses was primarily driven by increased collections and court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections and higher agency and legal commission expense.  Servicing expenses consisted of the following for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Agency and repo commission expense	$44.5	$37.7	$6.8	18.0%
Legal commission expense	30.1	20.7	9.4	45.4%
Court costs	60.1	36.7	23.4	63.8%
Communications	24.5	20.8	3.7	17.8%
Offshore	12.2	10.2	2.0	19.6%
Other servicing expenses	26.7	7.8	18.9	242.3%
Total servicing expenses	$198.1	$133.9	$64.2	48.0%

Depreciation and Amortization

Depreciation and amortization was $2.5 million for the nine months ended September 30, 2026, a $1.7 million, or 40.5%, decrease from the $4.2 million for the nine months ended September 30, 2025. The decrease was primarily due to assets fully amortizing since September 30, 2025.

Professional Fees

Professional fees were $9.9 million for the nine months ended September 30, 2026, a decrease of $5.5 million, or 35.7%, compared to $15.4 million for the nine months ended September 30, 2025. The decrease was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses generally consist of rent, travel and entertainment expenses, and other general overhead expenses which totaled $13.7 million for the nine months ended September 30, 2026, a decrease of $0.1 million or 0.7%, compared to $13.8 million for the nine months ended September 30, 2025.

Other Income (Expense)

Interest Expense

Total interest expense was $92.6 million for the nine months ended September 30, 2026, an increase of $15.4 million, or 19.9%, compared to $77.2 million for the nine months ended September 30, 2025. The increase was primarily driven by higher interest expense related to the outstanding notes payable, as well as increased amortization of debt issuance costs of $4.7 million, an increase of $0.7 million or 17.5% higher compared to $4.0 million for the nine months ended September 30, 2025, due to the issuance of the 2030 Senior Notes in May 2025 and the Add-On Notes in August 2026.

Interest expense consisted of the following for the period ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Interest expense	$87.9	$73.2	$14.7	20.1%
Amortization of debt premiums and issuance costs, net	4.7	4.0	0.7	17.5%
Total interest expense	$92.6	$77.2	$15.4	19.9%

Provision for Income Tax Expense

The provision for  income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the impact of the valuation allowance of our deferred tax assets and liabilities, and changes in tax laws. The provision for income tax was $37.5 million for the nine months ended September 30, 2026, an increase of $13.4 million or 55.6% compared to $24.1 million for the nine months ended September 30, 2025 which increased in 2026 as the Company is no longer treated as a Partnership for US income tax purposes as it was before the IPO in June 2025.

Segment Results of Operations

The following tables set forth combined and condensed consolidated income statement amounts categorized by segment, for the periods indicated:

	Nine Months Ended September 30,
	2026					2025
(in Millions)	United States	United Kingdom	Canada	Latin America	Total	United States	United Kingdom	Canada	Latin America	Total
Portfolio revenue	$381.9	$25.0	$53.4	$42.3	$502.6	$326.2	$18.8	$49.1	$28.3	$422.4
Credit card revenue	2.2	—	2.8	—	5.0	1.9	—	3.5	—	5.5
Servicing revenue	4.0	26.5	1.4	—	31.9	10.8	18.6	1.2	—	30.6
Total Revenue	$388.1	$51.5	$57.6	$42.3	$539.5	$338.9	$37.4	$53.8	$28.3	$458.5

Provision for credit losses	$1.5	$—	$0.5	$—	$2.0	$1.1	$—	$0.6	$—	$1.7

Operating Expenses
Salaries and benefits	$47.1	$13.3	$3.8	$1.0	$65.2	$27.3	$11.9	$4.0	$0.4	$43.6
Servicing expenses	160.5	14.4	7.7	15.5	198.1	101.7	14.7	7.8	9.7	133.9
Depreciation and amortization	1.6	0.3	0.6	—	2.5	2.9	0.3	1.0	—	4.2
Professional fees	7.6	0.8	0.3	1.3	10.0	13.5	0.8	0.4	0.7	15.4
Other selling, general and administrative	9.3	2.2	1.2	1.0	13.7	10.5	1.9	1.0	0.4	13.8
Total Operating Expenses	$226.1	$31.0	$13.6	$18.8	$289.5	$155.9	$29.5	$14.2	$11.2	$210.9

Net Operating Income	$160.5	$20.5	$43.5	$23.5	$248.0	$181.9	$7.9	$39.0	$17.1	$245.9
Net operating income margin	41.4%	39.8%	75.5%	55.6%	46.0%	53.7%	21.2%	72.5%	60.4%	53.6%

United States

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$381.9	$326.2	$55.7	17.1%
Credit card revenue	2.2	1.9	0.3	15.8%
Servicing revenue	4.0	10.8	(6.8)	(63.0)%
Total Revenue	$388.1	$338.9	$49.2	14.5%

Provision for credit losses	$1.5	$1.1	$0.4	36.4%

Operating Expenses
Salaries and benefits	$47.1	$27.3	$19.8	72.5%
Servicing expenses	160.5	101.7	58.8	57.8%
Depreciation and amortization	1.6	2.9	(1.3)	(44.8)%
Professional fees	7.6	13.5	(5.9)	(43.7)%
Other selling, general and administrative	9.3	10.5	(1.2)	(11.4)%
Total Operating Expenses	$226.1	$155.9	$70.2	45.0%

Net Operating Income	$160.5	$181.9	$(21.4)	(11.8)%
Net operating income margin	41.4%	53.7%

Portfolio revenue increased $55.7 million or 17.1% in the nine months ended September 30, 2026 compared to September 30, 2025, primarily due to growth in deployments, including the Bluestem portfolio purchase which contributed $39.7 million.

Servicing revenue decreased $6.8 million or 63.0% in the nine months ended September 30, 2026, due to the Conn’s Portfolio Purchase, which contributed $2.1 million of total servicing revenue in the nine months ended September 30, 2026 compared with $8.7 million for the nine months ended September 30, 2025.

Salaries and benefits were $47.1 million for the nine months ended September 30, 2026 which is an increase of $19.8 million, or 72.5%, compared to $27.3 million for the nine months ended September 30, 2025. The increase is due to higher personnel expense related to stock-based compensation of $25.0 million which primarily reflects the amortization of grant-date fair value of restricted stock awards granted in connection with the IPO in June 2025 partially offset by reductions in personnel and benefit costs related to the Conn’s portfolio purchase due to 62 less FTE for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Servicing expenses were $160.5 million for the nine months ended September 30, 2026, an increase of $58.8 million, or 57.8%, compared to $101.7 million for the nine months ended September 30, 2025. The increase in servicing expenses was primarily driven by increased collections, court costs which are incurred upfront at the outset of consumer litigation in anticipation of generating future collections and $14.4 million from the Bluestem portfolio acquisition for which there were no servicing expenses in the comparable nine month period ended September 30, 2025.

Professional fees were $7.6 million for the nine months ended September 30, 2026, a decrease of $5.9 million, or 43.7%, compared to $13.5 million for the nine months ended September 30, 2025. The decrease was primarily due to one-time legal and professional fees incurred as part of the initial public offering in June 2025.

Other selling, general and administrative expenses generally consist of rent expense, travel and entertainment expenses, and other general overhead expenses which totaled $9.3 million for the nine months ended September 30, 2026, a decrease of $1.2 million or 11.4%, compared to $10.5 million for the nine months ended September 30, 2025. The decrease is primarily due to various other expense reductions.

Overall net operating income decreased $21.4 million or 11.8% in the nine months ended September 30, 2026 than the nine months ended September 30, 2025 primarily due to lower net operating income of $43.3 million from the Conn’s portfolio purchase compared to the nine months ended September 30, 2025, partially offset by $25.3 million in net operating income from the Bluestem portfolio with no net operating income from the Bluestem portfolio purchase in the nine months ended September 30, 2025. Net operating income as a percentage of total revenues was 41.4% in the nine months ended September 30, 2026 compared to 53.7% for the nine months ended September 30, 2025.

United Kingdom

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$25.0	$18.8	$6.2	33.0%
Servicing revenue	26.5	18.6	7.9	42.5%
Total Revenue	$51.5	$37.4	$14.1	37.7%

Operating Expenses
Salaries and benefits	$13.3	$11.9	$1.4	11.8%
Servicing expenses	14.4	14.7	(0.3)	(2.0)%
Depreciation and amortization	0.3	0.3	—	—%
Professional fees	0.8	0.8	—	—%
Other selling, general and administrative	2.2	1.9	0.3	15.8%
Total Operating Expenses	$31.0	$29.5	$1.5	5.1%

Net Operating Income	$20.5	$7.9	$12.6	159.5%
Net operating income margin	39.8%	21.2%

Portfolio revenue increased $6.2 million or 33.0% in the nine months ended September 30, 2026 compared to September 30, 2025 primarily due to higher deployments.

Servicing revenue increased $7.9 million or 42.5% in the nine months ended September 30, 2026 compared to September 30, 2025 due to increased third party servicing.

Salaries and benefits increased $1.4 million or 11.8% in the nine months ended September 30, 2026 compared to September 30, 2025 primarily due to higher salary and employee benefit costs.

Servicing expenses decreased $0.3 million or 2.0% in the nine months ended September 30, 2026 compared to September 30, 2025 primarily due to cost control initiatives.

Other selling, general and administrative expenses generally consist of rent expense, travel and entertainment expenses, and other general overhead expenses which totaled $2.2 million for the nine months ended September 30, 2026, an increase of $0.3 million or 15.8%, compared to $1.9 million for the nine months ended September 30, 2025. The increase is primarily due to various other expense increases.

Overall net operating income increased $12.6 million or 159.5% in the nine months ended September 30, 2026 compared to September 30, 2025 primarily due to higher deployments and higher third party servicing revenue. Net operating income as a percentage of total revenues was 39.8% in the nine months ended September 30, 2026 compared to 21.2% for the nine months ended September 30, 2025.

Canada

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$53.4	$49.1	$4.3	8.8%
Credit card revenue	2.8	3.5	(0.7)	(20.0)%
Servicing revenue	1.4	1.2	0.2	16.7%
Total Revenue	$57.6	$53.8	$3.8	7.1%

Provision for credit losses	$0.5	$0.6	$(0.1)	(16.7)%

Operating Expenses
Salaries and benefits	$3.8	$4.0	$(0.2)	(5.0)%
Servicing expenses	7.7	7.8	(0.1)	(1.3)%
Depreciation and amortization	0.6	1.0	(0.4)	(40.0)%
Professional fees	0.3	0.4	(0.1)	(25.0)%
Other selling, general and administrative	1.2	1.0	0.2	20.0%
Total Operating Expenses	$13.6	$14.2	$(0.6)	(4.2)%

Net Operating Income	$43.5	$39.0	$4.5	11.5%
Net operating income margin	75.5%	72.5%

Portfolio revenue increased $4.3 million or 8.8% in the nine months ended September 30, 2026 compared to September 30, 2025 primarily due to strong collection performance.

Credit card revenue decreased $0.7 million or 20.0% in the nine months ended September 30, 2026 compared to September 30, 2025 due to the portfolio continuing to attrit with no new originations since August 2024 due to regulatory changes.

Servicing revenue increased $0.2 million or 16.7% in the nine months ended September 30, 2026 compared to September 30, 2025 due to continued organic growth.

Overall net operating income increased $4.5 million or 11.5% in the nine months ended September 30, 2026 compared to September 30, 2025 primarily due to strong collection performance. Net operating income as a percentage of total revenues was 75.5% in the nine months ended September 30, 2026 compared to 72.5% for the nine months ended September 30, 2025.

Latin America

	Nine Months Ended
	September 30,		Increase	%
(in Millions)	2026	2025	(Decrease)	Change
Portfolio revenue	$42.3	$28.3	$14.0	49.5%
Total Revenue	$42.3	$28.3	$14.0	49.5%

Operating Expenses
Salaries and benefits	$1.0	$0.4	$0.6	150.0%
Servicing expenses	15.5	9.7	5.8	59.8%
Depreciation and amortization	—	—	—	—%
Professional fees	1.3	0.7	0.6	85.7%
Other selling, general and administrative	1.0	0.4	0.6	150.0%
Total Operating Expenses	$18.8	$11.2	$7.6	67.9%

Net Operating Income	$23.5	$17.1	$6.4	37.4%
Net operating income margin	55.6%	60.4%

Portfolio revenue increased $14.0 million or 49.5% in the nine months ended September 30, 2026 compared to September 30, 2025 primarily due to increased deployments and strong collection performance.

Salaries and benefits increased $0.6 million or 150.0% in the nine months ended September 30, 2026 compared to September 30, 2025 primarily due to an FTE increase of 16 in March 2026.

Servicing expense increased $5.8 million or 59.8% in the nine months ended September 30, 2026 compared to September 30, 2025 due to increased collections and deployments.

Overall net operating income increased $6.4 million or 37.4% in the nine months ended September 30, 2026 compared to September 30, 2025 due to strong collection performance and increased deployments.  Net operating income as a percentage of total revenues was 55.6% in the nine months ended September 30, 2026 compared to 60.4% for the nine months ended September 30, 2025.

Supplemental Performance Data as of September 30, 2026

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

We acquire portfolios and record them at the price paid at the time of acquisition. Beginning in 2022, with the adoption of CECL, we aggregate the acquired pools during the year such that during the year the blended effective interest rate will change to reflect new buying and additional cash flow estimates until the end of the respective year. Once the year is completed, the effective interest rate is fixed at the amount we expect to collect discounted at the rate to equate purchase price to the recovery estimate. During the first year of purchase, we typically allow pools to season before making any adjustments to the estimated remaining collections (“ERC”s). Subsequent to the initial year, as we establish collection experience and confidence with a pool of accounts, we evaluate whether to update the annually aggregated ERC. These processes could cause the ratio of ERC to purchase price for any given year of buying to gradually change over time.

The numbers presented in the following tables represent collections and do not reflect any costs to collect; therefore, they may not represent relative profitability. Due to all the factors described above, investors should be cautious when making comparisons of purchase price multiples among periods and between types of receivables.

The following tables show certain data related to our investment in receivables portfolios.

PURCHASE PRICE MULTIPLES AS OF SEPTEMBER 30, 2026 Excludes Resale as Noted at Bottom (in millions)

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	US Distressed
	2003-2017 (6)	$395.2	$1,192.8	$31.2	$1,224.0	3.10	x	2.29	x
	2018	76.2	214.0	19.4	233.4	3.06	x	2.70	x
	2019	94.8	275.6	12.3	287.9	3.04	x	2.29	x
	2020	74.1	185.5	26.9	212.4	2.87	x	2.20	x
Vintage	2021	73.1	122.7	25.1	147.9	2.02	x	1.97	x
	2022	142.1	185.4	85.0	270.3	1.90	x	2.00	x
	2023	337.6	444.2	305.0	749.2	2.22	x	2.11	x
	2024	481.5	631.7	431.2	1,062.8	2.21	x	1.98	x
	2025	520.6	365.7	751.8	1,117.6	2.15	x	2.05	x
	2026	308.4	48.0	559.4	607.3	1.97	x	1.97	x
	Total	$2,503.7	$3,665.5	$2,247.3	$5,912.8

	US Insolvency
	2003-2017 (6)	$285.4	$428.8	$0.5	$429.3	1.50	x	1.66	x
	2018	86.7	107.1	0.5	107.6	1.24	x	1.30	x
	2019	62.2	84.9	1.7	86.7	1.39	x	1.31	x
	2020	30.1	43.4	2.2	45.6	1.51	x	1.40	x
Vintage	2021	23.7	31.9	3.7	35.7	1.51	x	1.25	x
	2022	40.7	47.0	4.6	51.6	1.27	x	1.30	x
	2023	66.7	67.3	23.3	90.7	1.36	x	1.34	x
	2024	71.1	48.2	47.5	95.7	1.35	x	1.39	x
	2025	104.3	34.2	111.9	146.0	1.40	x	1.38	x
	2026	111.4	7.1	142.7	149.8	1.34	x	1.34	x
	Total	$882.4	$900.0	$338.7	$1,238.7

	UK Distressed & Insolvency
	2009-2017	$23.7	$65.9	$2.4	$68.3	2.88	x	1.94	x
	2018	3.1	12.6	3.2	15.8	5.12	x	2.20	x
	2019	7.1	18.9	3.4	22.3	3.14	x	1.91	x
	2020	13.1	28.8	6.1	34.9	2.66	x	1.74	x
Vintage	2021	19.4	29.6	8.0	37.6	1.94	x	1.67	x
	2022	18.9	32.1	14.5	46.6	2.47	x	2.22	x
	2023	26.7	38.5	28.2	66.7	2.50	x	2.08	x
	2024	29.4	24.9	32.6	57.6	1.96	x	1.70	x
	2025	32.0	11.2	58.3	69.5	2.17	x	2.14	x
	2026	25.7	3.7	48.3	52.0	2.03	x	2.03	x
	Total	$199.1	$266.2	$205.0	$471.2

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Canada Insolvency(7)
	2008-2017	$121.1	$236.2	$0.1	$236.3	1.95	x	1.64	x
	2018	40.9	85.7	0.4	86.1	2.10	x	1.80	x
	2019	34.7	69.0	0.7	69.7	2.01	x	1.72	x
	2020	29.3	53.4	0.7	54.1	1.85	x	1.60	x
Vintage	2021	23.7	40.0	1.6	41.6	1.76	x	1.62	x
	2022	18.5	25.3	3.4	28.7	1.55	x	1.47	x
	2023	38.8	42.8	15.4	58.2	1.50	x	1.35	x
	2024	61.9	46.2	48.3	94.4	1.52	x	1.38	x
	2025	115.0	45.4	124.6	170.0	1.48	x	1.47	x
	2026	81.1	3.3	119.3	122.5	1.51	x	1.51	x
	Total	$565.0	$647.2	$314.5	$961.7

	Canada Distressed(1)
	2008-2017	$80.7	$179.0	$5.4	$184.4	2.29	x	1.91	x
	2018	14.6	61.8	6.0	67.7	4.63	x	2.52	x
	2019	12.8	41.4	2.6	44.0	3.44	x	2.19	x
	2020	19.7	41.7	5.4	47.1	2.40	x	2.06	x
Vintage	2021	9.2	14.9	3.2	18.0	1.97	x	1.79	x
	2022	24.3	25.9	9.0	34.9	1.44	x	1.69	x
	2023	18.4	18.2	12.5	30.7	1.67	x	1.61	x
	2024	33.5	35.8	26.3	62.1	1.86	x	1.83	x
	2025	26.6	19.1	30.0	49.0	1.85	x	1.80	x
	2026	20.1	5.6	25.5	31.1	1.54	x	1.54	x
	Total	$259.9	$443.4	$125.8	$569.2

	Latin America Distressed
	2021	$7.9	$12.8	$6.7	$19.4	2.46	x	1.58	x
	2022	25.0	43.1	30.0	73.2	2.93	x	2.67	x
Vintage	2023	42.3	56.3	51.3	107.5	2.54	x	2.39	x
	2024	45.8	45.8	90.2	136.0	2.97	x	2.35	x
	2025	33.6	26.2	69.3	95.6	2.84	x	2.43	x
	2026	73.2	18.8	131.9	150.7	2.06	x	2.06	x
	Total	$227.9	$202.9	$379.5	$582.4

						Current		Original
		Purchase	Life-to-Date	Total	Grand	Collection		Collection
(in Millions)		Price (1)(2)	Collections (3)	ERC (4)	Total	Multiple		Multiple (5)
	Total
	2003-2017 (6)	$906.0	$2,102.6	$39.7	$2,142.3	2.36	x	1.96	x
	2018	221.6	481.2	29.4	510.6	2.30	x	1.97	x
	2019	211.6	489.9	20.8	510.6	2.41	x	1.89	x
	2020	166.3	352.8	41.3	394.1	2.37	x	1.90	x
Vintage	2021	156.9	252.0	48.2	300.2	1.91	x	1.74	x
	2022	269.5	358.7	146.6	505.3	1.87	x	1.91	x
	2023	530.5	667.2	435.7	1,102.9	2.08	x	1.96	x
	2024	723.3	832.5	676.2	1,508.7	2.09	x	1.88	x
	2025	832.1	501.8	1,145.8	1,647.6	1.98	x	1.90	x
	2026	619.9	86.4	1,027.0	1,113.5	1.80	x	1.80	x
	Total	$4,637.8	$6,125.1	$3,610.8	$9,735.9
(1)	Includes the portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	For our non-U.S. amounts, historical period exchange rates are presented at the respective exchange rate for each collection period.
(4)	For our non-U.S. amounts, Total ERC is presented at the exchange rate as of September 30, 2026. .
(5)	The original estimated purchase price multiple represents the purchase price multiple at the end of the year of acquisition.
(6)	This vintage data excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and does not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.
(7)	Adjusted to include historical information from Canaccede Financial Group and its predecessor businesses.

The following table illustrates collections from purchased receivables, total portfolio revenue for the three and nine months ended September 30, 2026 and investment in receivables, net as of September 30, 2026 and monthly EIR, by year of purchase:

RECEIVABLE PORTFOLIO FINANCIAL INFORMATION, BY YEAR OF PURCHASE(1) (in millions)

					As of
	Three Months Ended September 30, 2026				September 30, 2026
				Total
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$(0.1)	$(0.1)	$—	$(0.0)	$—	0.0%
2004 - 2020	8.7	7.0	(0.5)	6.5	31.8	6.8%
2021	1.6	1.4	(2.1)	(0.7)	14.0	3.2%
2022	6.6	4.0	(4.6)	(0.6)	55.6	2.3%
2023	30.2	14.9	(3.8)	11.1	187.2	2.5%
2024	53.0	33.6	6.1	39.7	242.4	3.4%
2025	78.4	33.4	13.0	46.4	409.1	2.8%
2026	36.2	18.3	1.1	19.4	302.7	2.8%
Subtotal	$214.6	$112.5	$9.2	$121.8	$1,242.8

US Insolvency
2004 - 2020	0.4	0.2	(1.1)	(0.9)	4.0	1.5%
2021	0.3	0.1	(0.7)	(0.6)	2.8	1.6%
2022	1.4	0.2	(0.2)	—	4.1	1.3%
2023	3.7	0.8	(0.6)	0.2	20.4	1.2%
2024	5.4	1.5	(0.2)	1.3	39.2	1.2%
2025	8.3	3.0	0.1	3.1	89.3	1.1%
2026	6.1	2.9	0.4	3.3	109.6	1.0%
Subtotal	$25.6	$8.7	$(2.3)	$6.4	$269.4

UK Distressed & Insolvency
2004 - 2020	$1.0	$1.0	$(0.5)	$0.5	$5.1	5.1%
2021	0.8	0.5	(0.1)	0.4	5.3	3.0%
2022	1.0	0.9	(0.7)	0.2	8.3	3.6%
2023	2.1	1.8	(1.1)	0.7	16.9	3.4%
2024	2.2	1.5	(0.1)	1.4	21.2	2.3%
2025	3.0	2.9	(0.5)	2.4	32.8	2.8%
2026	2.2	1.9	0.5	2.4	25.8	3.0%
Subtotal	$12.3	$10.5	$(2.5)	$8.0	$115.4

Canada Distressed
ZBA(2)	$(0.4)	$(0.4)	$—	$(0.4)	$—	0.0%
2020	1.5	1.2	(0.5)	0.7	2.8
2021	0.2	(0.1)	0.1	—	1.4	4.3%
2022	0.6	0.5	(1.0)	(0.5)	5.1	2.8%
2023	0.6	0.6	(1.4)	(0.8)	7.7	2.6%
2024	1.9	1.4	(0.2)	1.2	16.1	2.6%
2025	3.4	1.3	2.8	4.1	18.5	2.3%
2026	2.8	1.0	0.1	1.1	16.0	2.1%
Subtotal	$10.6	$5.5	$(0.1)	$5.4	$67.6

Canada Insolvency
ZBA	$0.7	$0.7	$—	$0.7	$—	0.0%
2020	(0.4)	0.1	(0.2)	(0.1)	1.3
2021	0.8	0.1	—	0.1	1.3	1.9%
2022	1.1	0.1	—	0.1	3.0	1.5%
2023	3.7	0.6	0.4	1.0	13.3	1.2%
2024	6.6	1.5	0.3	1.8	40.3	1.2%
2025	10.1	3.7	1.8	5.5	98.7	1.2%
2026	1.8	2.9	0.7	3.6	82.8	1.3%
Subtotal	$24.4	$9.7	$3.0	$12.7	$240.7

Latin America
2021	0.5	0.3	(0.1)	0.1	3.6	3.0%
2022	1.8	1.9	(0.4)	1.5	11.3
2023	2.9	3.5	(0.4)	3.1	28.7	3.3%
2024	4.7	4.4	0.2	4.6	46.1	2.9%
2025	5.8	3.1	0.9	4.0	31.7	3.1%
2026	15.9	5.4	(0.3)	5.1	64.7	2.6%
Subtotal	$31.6	$18.6	$(0.1)	$18.4	$186.1

Grand Total	$319.1	$165.5	$7.2	$172.7	$2,122.0

	Nine Months Ended September 30, 2026				As of
				Total	September 30, 2026
		Portfolio	Changes in	Portfolio	Investments in	Monthly
	Collections	Income	Recoveries	Revenue	Receivables, Net	EIR
US Distressed
ZBA(1)	$0.6	$0.6	$—	$0.6	$—	0.0%
2004 - 2020	28.1	23.4	(8.9)	14.5	31.8	6.8%
2021	5.7	4.9	(7.4)	(2.5)	14.0	3.2%
2022	23.2	13.6	(11.1)	2.5	55.6	2.3%
2023	99.3	49.9	(18.2)	31.7	187.2	2.5%
2024	180.5	93.7	24.4	118.1	242.4	3.4%
2025	275.9	117.2	44.4	161.6	409.1	2.8%
2026	47.9	31.0	6.6	37.6	302.7	2.8%
Subtotal	$661.2	$334.3	$29.8	$364.1	$1,242.7

US Insolvency
2004 - 2020	$1.4	$0.8	$(4.6)	$(3.8)	$4.0	1.5%
2021	0.9	0.5	(1.1)	(0.6)	2.8	1.6%
2022	4.6	0.7	(0.7)	—	4.1	1.3%
2023	11.8	2.8	(2.0)	0.8	20.4	1.2%
2024	16.3	5.0	(0.4)	4.6	39.2	1.2%
2025	22.8	9.5	2.1	11.6	89.3	1.1%
2026	7.1	4.8	0.5	5.3	109.6	1.0%
Subtotal	$64.9	$24.1	$(6.2)	$17.9	$269.4

UK Distressed & Insolvency
2004 - 2020	$3.2	$3.0	$(1.0)	$2.0	$5.1	5.1%
2021	2.6	1.7	(0.4)	1.3	5.3	3.0%
2022	3.6	3.1	(1.6)	1.5	8.3	3.6%
2023	6.8	5.8	(2.6)	3.2	16.9	3.4%
2024	7.0	4.8	(0.9)	3.9	21.2	2.3%
2025	8.4	8.5	0.4	8.9	32.8	2.8%
2026	3.7	3.6	0.7	4.3	25.8	3.0%
Subtotal	$35.3	$30.5	$(5.4)	$25.1	$115.4

Canada Distressed
ZBA(2)	$0.4	$0.4	$—	$0.4	$—	0.0%
2020	3.3	3.7	(1.1)	2.6	2.8	12.7%
2021	0.8	0.4	0.1	0.5	1.4	4.3%
2022	1.8	1.6	(1.3)	0.3	5.1	2.8%
2023	2.2	2.1	(2.1)	—	7.7	2.6%
2024	6.0	4.3	(1.6)	2.7	16.1	2.6%
2025	10.5	4.2	2.6	6.8	18.5	2.3%
2026	5.6	1.9	(0.1)	1.8	16.0	2.1%
Subtotal	$30.6	$18.6	$(3.5)	$15.1	$67.6

Canada Insolvency
ZBA	$0.8	$0.8	$—	$0.8	$—	0.0%
2020	0.5	0.6	(0.9)	(0.3)	1.3	3.4%
2021	3.3	0.5	0.5	1.0	1.3	1.9%
2022	4.0	0.6	0.6	1.2	3.0	1.5%
2023	11.6	2.0	1.6	3.6	13.3	1.2%
2024	21.1	5.1	3.2	8.3	40.3	1.2%
2025	27.4	11.3	5.6	16.9	98.7	1.2%
2026	3.3	5.5	1.3	6.8	82.8	1.3%
Subtotal	$72.0	$26.4	$11.9	$38.3	$240.7

Latin America Distressed
2021	$1.2	$1.0	$(0.6)	$0.4	$3.7	3.0%
2022	5.6	5.8	(0.8)	5.0	11.3	5.8%
2023	8.9	9.4	(5.6)	3.8	28.7	3.3%
2024	14.7	12.2	1.1	13.3	46.1	2.9%
2025	16.7	9.2	2.9	12.1	31.7	3.1%
2026	18.8	7.9	(0.4)	7.5	64.7	2.6%
Subtotal	$65.9	$45.5	$(3.4)	$42.1	$186.2

Grand Total	$929.9	$479.4	$23.2	$502.6	$2,122.0
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

COLLECTIONS, BY YEAR, BY YEAR OF PURCHASE  Excludes Resale as Noted at Bottom

(in millions)

			Collections
		Purchase	2003 -
(in Millions)		Price (1)(2)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
	US Distressed
	2003-2017(3)	$395.2	$776.3	$97.2	$79.0	$69.5	$57.5	$37.7	$26.6	$21.3	$16.4	$11.1	$1,192.8
	2018	76.2	—	21.6	45.9	45.4	41.0	24.7	14.2	10.3	6.6	4.2	214.0
	2019	94.8	—	—	26.8	74.8	62.3	44.5	28.6	18.3	12.9	7.4	275.6
	2020	74.1	—	—	—	26.5	60.9	37.2	26.0	18.2	11.0	5.7	185.5
Vintage	2021	73.1	—	—	—	—	23.1	37.8	24.8	18.3	12.9	5.7	122.7
	2022	142.1	—	—	—	—	—	16.5	55.1	49.6	41.0	23.2	185.4
	2023	337.6	—	—	—	—	—	—	48.4	147.7	148.7	99.3	444.2
	2024	481.5	—	—	—	—	—	—	—	73.3	377.8	180.6	631.7
	2025	520.6	—	—	—	—	—	—	—	—	89.7	276.0	365.7
	2026	308.4	—	—	—	—	—	—	—	—	—	48.0	48.0
	Total	$2,503.7	$776.3	$118.9	$151.7	$216.2	$244.8	$198.4	$223.9	$357.1	$717.0	$661.2	$3,665.5

	US Insolvency
	2003-2017(3)	$285.4	$333.1	$39.4	$26.0	$14.8	$9.0	$3.6	$1.3	$0.7	$0.5	$0.2	$428.8
	2018	86.7	—	16.0	34.9	23.8	17.1	9.7	3.6	1.1	0.5	0.2	107.1
	2019	62.2	—	—	7.0	23.2	19.8	16.2	11.0	6.1	1.2	0.4	84.9
	2020	30.1	—	—	—	3.5	10.5	10.8	9.0	6.7	2.5	0.4	43.4
Vintage	2021	23.7	—	—	—	—	8.9	10.1	6.3	3.5	2.2	0.9	31.9
	2022	40.7	—	—	—	—	—	5.4	16.4	11.8	8.8	4.6	47.0
	2023	66.7	—	—	—	—	—	—	12.7	23.2	19.6	11.8	67.3
	2024	71.1	—	—	—	—	—	—	—	9.6	22.3	16.3	48.2
	2025	104.3	—	—	—	—	—	—	—	—	11.3	22.8	34.2
	2026	111.4	—	—	—	—	—	—	—	—	—	7.1	7.1
	Total	$882.4	$333.1	$55.4	$67.9	$65.3	$65.4	$55.8	$60.3	$62.8	$68.9	$64.9	$900.0

	UK Distressed & Insolvency
	2009-2017	$23.7	$46.7	$4.0	$3.3	$2.7	$2.9	$1.9	$1.6	$1.3	$1.0	$0.6	$65.9
	2018	3.1	—	0.3	1.9	2.0	2.4	1.7	1.5	1.2	1.0	0.6	12.6
	2019	7.1	—	—	0.8	4.7	5.1	3.0	2.1	1.4	1.1	0.7	18.9
	2020	13.1	—	—	—	4.2	10.0	5.1	3.3	2.4	2.4	1.3	28.8
Vintage	2021	19.4	—	—	—	—	4.6	7.0	6.6	4.4	4.6	2.6	29.6
	2022	18.9	—	—	—	—	—	2.6	10.9	8.2	6.7	3.6	32.1
	2023	26.7	—	—	—	—	—	—	6.2	13.4	12.1	6.8	38.5
	2024	29.4	—	—	—	—	—	—	—	7.1	10.8	7.0	24.9
	2025	32.0	—	—	—	—	—	—	—	—	2.8	8.4	11.2
	2026	25.7	—	—	—	—	—	—	—	—	—	3.7	3.7
	Total	$199.1	$46.7	$4.2	$5.9	$13.7	$24.9	$21.3	$32.3	$39.4	$42.5	$35.3	$266.2

			Collections
		Purchase	2004 -
		Price (1)(2)	2017	2018	2019	2020	2021	2022	2023	2024	2025	2026	Total
	CAD Insolvency(4)
	2008-2017	$121.1	$126.7	$38.2	$31.6	$22.2	$11.7	$3.6	$0.9	$0.6	$0.5	$0.2	$236.2
	2018	40.9	—	6.4	16.9	21.2	19.3	13.5	6.4	1.2	0.6	0.2	85.7
	2019	34.7	—	—	3.4	12.6	18.7	15.2	11.2	6.2	1.3	0.4	69.0
	2020	29.3	—	—	—	3.4	11.7	13.8	11.2	8.0	4.9	0.6	53.4
Vintage	2021	23.7	—	—	—	—	3.1	8.5	10.1	8.3	6.7	3.3	40.0
	2022	18.5	—	—	—	—	—	1.5	5.9	6.9	6.9	4.0	25.3
	2023	38.8	—	—	—	—	—	—	3.0	11.0	17.1	11.6	42.8
	2024	61.9	—	—	—	—	—	—	—	4.8	20.3	21.1	46.2
	2025	115.0	—	—	—	—	—	—	—	—	18.0	27.4	45.4
	2026	81.1	—	—	—	—	—	—	—	—	—	3.3	3.3
	Total	$565.0	$126.7	$44.6	$51.9	$59.5	$64.6	$56.0	$48.5	$46.8	$76.4	$72.1	$647.2

	CAD Distressed(4)
	2008-2017	$80.7	$94.4	$22.9	$17.3	$13.3	$11.4	$8.3	$5.1	$2.9	$2.2	$1.4	$179.0
	2018	14.6	—	6.5	16.2	11.0	9.4	7.1	4.8	3.1	2.5	1.2	61.8
	2019	12.8	—	—	13.4	10.7	8.1	4.6	2.4	1.2	0.9	0.3	41.4
	2020	19.7	—	—	—	10.7	12.7	7.7	4.7	3.1	1.9	0.9	41.7
Vintage	2021	9.2	—	—	—	—	4.4	4.3	2.3	1.9	1.3	0.8	14.9
	2022	24.3	—	—	—	—	—	7.3	8.1	4.6	4.2	1.8	25.9
	2023	18.4	—	—	—	—	—	—	5.7	6.3	4.0	2.2	18.2
	2024	33.5	—	—	—	—	—	—	—	15.6	14.2	6.0	35.8
	2025	26.6	—	—	—	—	—	—	—	—	8.5	10.5	19.1
	2026	20.1	—	—	—	—	—	—	—	—	—	5.6	5.6
	Total	$259.9	$94.4	$29.4	$46.8	$45.6	$45.9	$39.2	$33.2	$38.6	$39.6	$30.6	$443.4

	LatAm Distressed
	2021	$7.9	$—	$—	$—	$—	$0.8	$5.2	$2.3	$1.7	$1.5	$1.2	$12.8
	2022	25.0	—	—	—	—	—	6.0	14.4	9.2	8.0	5.6	43.1
	2023	42.3	—	—	—	—	—	—	15.4	17.7	14.3	8.9	56.3
Vintage	2024	45.8	—	—	—	—	—	—	—	10.3	20.8	14.7	45.8
	2025	33.6	—	—	—	—	—	—	—	—	9.5	16.7	26.2
	2026	73.2	—	—	—	—	—	—	—	—	—	18.8	18.8
	Total	$227.9	$—	$—	$—	$—	$0.8	$11.2	$32.0	$39.0	$54.1	$65.8	$202.9

	Total
	2003-2017(3)	$906.0	$1,377.2	$201.8	$157.1	$122.6	$92.5	$55.1	$35.5	$26.7	$20.6	$13.6	$2,102.6
	2018	221.6	—	50.8	115.8	103.5	89.1	56.7	30.6	16.9	11.3	6.5	481.2
	2019	211.6	—	—	51.3	126.0	114.0	83.4	55.3	33.3	17.4	9.2	489.9
	2020	166.3	—	—	—	48.3	105.8	74.6	54.2	38.4	22.7	8.9	352.8
Vintage	2021	156.9	—	—	—	—	45.0	72.9	52.5	38.1	29.2	14.3	252.0
	2022	269.5	—	—	—	—	—	39.3	110.8	90.3	75.5	42.8	358.7
	2023	530.5	—	—	—	—	—	—	91.3	219.3	215.9	140.6	667.2
	2024	723.3	—	—	—	—	—	—	—	120.6	466.2	245.7	832.5
	2025	832.1	—	—	—	—	—	—	—	—	139.8	362.0	501.8
	2026	619.9	—	—	—	—	—	—	—	—	—	86.4	86.4
	Total	$4,637.7	$1,377.2	$252.6	$324.2	$400.4	$446.4	$382.0	$430.2	$583.7	$998.5	$929.9	$6,125.1
(1)	Includes the acquisition date finance receivables portfolios that were acquired through our business acquisitions from the date of acquisition.
(2)	For our non-U.S. amounts, purchase price is presented at the exchange rate on the date the pool was purchased.
(3)	U.S. Distressed excludes credit card collections from zero basis accounts associated with our Emblem Brand Credit Card.
(4)	Excludes forward flow purchases that were resold between 2005 and 2008 shortly after purchase and do not reflect typical collection multiples as there is no cost-to-collect for accounts that were resold.

Deployments

The following table displays our quarterly deployments for the three months ended September 30, 2026 and 2025.

Deployments by Geography and Business Line

	Three months ended
	September 30,
(in Millions)	2026	2025
US Distressed	$175.2	$88.3
US Insolvency	63.5	18.9
UK Distressed & Insolvency	9.3	4.1
Canada Insolvency	26.5	25.8
Canada Distressed	6.8	5.0
Latin America Distressed	36.7	8.9
Total Purchases	$318.0	$151.0

Liquidity and Capital Resources

We actively manage our liquidity to help provide access to sufficient funding to meet our business needs and financial obligations. As of September 30, 2026, unrestricted cash and cash equivalents totaled $23.4 million. Of the unrestricted cash and cash equivalent balance as of September 30, 2026, $19.3 million consisted of cash on hand related to international operations with indefinitely reinvested earnings. On July 2, 2026, we filed a Registration Statement on Form S-3 that was declared effective by the SEC on July 17, 2026, and allows us to offer and sell, from time to time in one or more offerings, up to $100.0 million in the aggregate of securities.  Management believes that the Company has sufficient liquidity available to meet our operating cash needs and obligations for the next twelve months and the foreseeable future.

As of September 30, 2026, we had approximately $1,538.2 million in borrowings outstanding, net of unamortized debt issuance costs with $595.6 million of availability under our Revolving Credit Facility (as defined herein) (subject to the borrowing base and applicable debt covenants). Considering borrowing base restrictions, as of September 30, 2026, the amount available to be drawn was $587.9 million. For more information, see Note 8 to our combined and condensed consolidated financial statements.

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

	Twelve months ended
	September 30,
(in Millions)	2026		2025
Total borrowings	$1,538.2		$1,182.6
Unamortized debt issuance costs	16.2		17.4
Unrestricted cash and cash equivalents	(23.4)		(42.3)
Net debt	1,531.0		1,157.7
Adjusted cash EBITDA	882.9		727.2
Leverage ratio (net debt / adjusted cash EBITDA)	1.73	x	1.59	x

Our leverage is measured for purposes of our financial covenants in our Revolving Credit Facility based on a ratio of net debt to adjusted cash EBITDA but focused on just the Company excluding adjusted cash EBITDA related to our Latin America operations as well as to a small portion of our Canadian assets. Additionally, the rating agencies who rate our Senior Notes look to the ratio of net debt to adjusted cash EBITDA as a primary metric in their ratings methodology. Additional information regarding adjusted cash EBITDA, a non-GAAP financial measure, is outlined further below.

We were in compliance with the covenants of our financing arrangements as of September 30, 2026. Financial covenants are important in determining the level of cash flow needed to maintain in relation to our ability to incur debt under our Revolving Credit Facility. If these financial covenants are not complied with, we would be in breach of our Revolving Credit Facility agreement if not cured through an additional pay down within the designated timeframe.

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

Set forth below is a reconciliation of adjusted cash EBITDA to net cash provided by operating activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net cash provided by operating activities	$53.3	$63.1	$136.2	$193.6
Changes in prepaid expenses	(4.4)	(4.5)	1.7	1.5
Changes in accounts payable and accrued expenses	0.7	(8.0)	(1.2)	(26.2)
Changes in recoveries	7.2	—	23.2	—
Provision for credit losses	(0.6)	(0.6)	(2.0)	(1.7)
Foreign exchange and other income (expense)	(4.0)	(2.0)	(7.8)	(5.5)
Cash interest paid	30.3	24.9	87.9	73.1
Provision for income taxes	12.1	7.2	37.5	24.1
Total portfolio revenue	(172.7)	(139.7)	(502.6)	(422.4)
Gross collections	319.2	236.8	929.9	753.4
Stock-based compensation	—	—	—	(8.0)
Merger and acquisition and initial public offering related expenses	0.3	2.5	0.5	12.4
Adjusted Cash EBITDA	$241.3	$179.8	$703.3	$594.3

Revolving Credit Facility

On November 13, 2024, we amended our Revolving Credit Facility (as supplemented or otherwise modified from time to time, the “Revolving Credit Facility”) under our credit agreement entered into on May 21, 2021 (the “Credit Agreement”).  As amended, the Revolving Credit Facility provides for borrowings in an aggregate principal amount of $825.0 million (subject to compliance with a borrowing base and applicable debt covenants) and matures on April 26, 2028. In May 2025, we issued $500.0 million aggregate principal amount of 2030 Notes (as defined below) and used a majority of the proceeds therefrom, net of fees, to pay down the outstanding balance under the Revolving Credit Facility. In April 2026 we further amended and extended our Revolving Credit Facility to an aggregate commitment of $1.15 billion. As of September 30, 2026, there was $554.4 million aggregate principal amount of loans outstanding under the Revolving Credit Facility.

6.000% Senior Notes due 2026

On August 4, 2021, Jefferson Capital Holdings, LLC completed an offering of $300.0 million aggregate principal amount of 6.000% senior notes due 2026 (the “2026 Notes”) under an indenture (the “2026 Notes Indenture”), dated as of August 4, 2021, among Jefferson Capital, Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as trustee. The 2026 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2026 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2022. The 2026 Notes matured on August 15, 2026.

9.500% Senior Notes due 2029

On February 2, 2024, Jefferson Capital Holdings, LLC completed an offering of $400.0 million aggregate principal amount of 9.500% senior notes due 2029 (the “2029 Notes”) under an indenture (the “2029 Notes Indenture”), dated as of February 2, 2024, among Jefferson Capital Holdings, LLC the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2029 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2029 Notes is payable semi-annually on February 15 and August 15 of each year, commencing on August 15, 2024. As of September 30, 2026, there was approximately $400.0 million aggregate principal amount of the 2029 Notes outstanding. The 2029 Notes mature on February 15, 2029.

8.250% Senior Notes due 2030

On May 2, 2025, Jefferson Capital Holdings, LLC completed an offering of $500.0 million aggregate principal amount of 8.250% senior notes due 2030 (together, with the Add-On Notes (as defined below), the “2030 Notes”) under an indenture (the “2030 Notes Indenture”), dated as of May 2, 2025, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.  On August 20, 2026, Jefferson Capital Holdings, LLC issued an additional $100 million aggregate principal amount of 2030 Notes (the “Add-On Notes”) pursuant to the 2030 Notes Indenture, as supplemented by the first supplemental indenture, dated as of August 20, 2026, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are general senior unsecured obligations of Jefferson Capital Holdings, LLC and are guaranteed by certain of Jefferson Capital Holdings, LLC’s wholly-owned domestic restricted subsidiaries. Interest on the 2030 Notes is payable semi-annually on May 15 and November 15 of each year, commencing on November 15, 2025.   As of September 30, 2026, there was approximately $600.0 million aggregate principal amount of the 2030 Notes outstanding.  The 2030 Notes mature on May 15, 2030.

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

Cash Flows Analysis for the Nine months Ended September 30, 2026 and 2025

The following table summarizes our cash flow activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
(in Millions)	September 30,		Increase	%
Total cash flow provided by / (used in)	2026	2025	(Decrease)	Change
Operating activities	$136.2	$193.6	$(57.4)	(29.6)%
Investing activities	(170.8)	(121.5)	(49.3)	40.6%
Financing activities	21.5	(59.0)	80.5	136.4%
Exchange rate effects on cash balances held in foreign currencies	(5.6)	(5.3)	(0.3)	5.7%
Net increase (decrease) in cash and cash equivalents and restricted cash	$(18.7)	$7.8	$(26.5)	(339.7)%

Operating Activities

The change in our cash flows from operating activities in the nine months ended September 30, 2026 was primarily due to collections recognized as revenue offset by cash paid for operating expenses, interest, and income taxes. Key drivers of operating activities were adjusted for (i) non-cash items included in net income such as provisions for credit losses and depreciation and amortization and (ii) changes in the balances of operating assets and liabilities, which can vary significantly in the normal course of business due to the amount and timing of payments. Net cash provided by operating activities decreased $57.4 million or 29.6%, when compared to the nine months ended September 30, 2025.

Investing Activities

Cash used in investing activities is normally driven by purchases of investments in receivables. Cash provided by investing activities is mainly driven by collections applied to investments in receivables.

Net cash used in investing activities increased $49.3 million in the nine months ended September 30, 2026, primarily due a $168.4 million increase in purchases of receivables, partially offset by a $119.5 million increase in collections when compared to the nine months ended September 30, 2025.

Financing Activities

Cash from financing activities is normally provided by draws on our Revolving Credit Facility and proceeds from debt offerings. Cash used in financing activities is primarily driven by principal payments on our Revolving Credit Facility.

Net cash provided by financing activities increased $80.5 million, primarily due the issuance of $100 million Add-On Notes.

Contractual Obligations

Our contractual obligations as of September 30, 2026 were as follows:

		Less Than	1 - 3	4 - 5	More Than
(in millions)	Total	1 Year	Years	Years	5 Years
Operating leases	$4.2	$0.3	$2.5	$0.5	$0.8
Revolving credit facility(1)	589.0	589.0	—	—	—
Notes payable(2)	1,288.7	87.5	570.3	630.9	—
Purchase commitments(3)	384.3	267.5	116.8	—	—
Other liabilities	9.6	—	9.6	—	—
Total	$2,275.8	$944.3	$699.2	$631.4	$0.8

(1)	Includes estimated interest and unused line fees due on our Revolving Credit Facility and assumes that the outstanding balance on such facility remain constant from the September 30, 2026 balance to maturity.
(2)	Includes scheduled interest and principal payments on the 2029 Notes and 2030 Notes.
(3)	Reflects the expected remaining amount to be purchased under forward flow and other contracts for the purchase of receivable portfolios.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk from borrowings on our Revolving Credit Facility, as well as our interest-bearing deposits. As such, our combined and condensed consolidated financial results are subject to fluctuations due to changes in market interest rates. We assess this interest rate risk by estimating the increase or decrease in interest expense that would occur due to a change in short-term interest rates. The borrowings on our variable rate credit facilities were $554.4 million as of September 30, 2026.

Foreign Currency Exchange Risk

We transact business globally in multiple currencies. Our international revenue, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the U.S. dollar. We are exposed to foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, including the British pound, Canadian dollar and Colombian peso. Accordingly, adverse changes in foreign exchange rates may negatively affect our revenue, operating expenses and other operating results as expressed in U.S. dollars.

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

Concentration Risk

A substantial percentage of our purchases are concentrated with a few large sellers. For the nine months ended September 30, 2026 and 2025, our five largest clients together accounted for 41.9% and 39.9% of our deployments, respectively, with the top client representing 22.5% and 11.1% of purchases for the same periods, respectively.

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

In addition, we enter into forward flow purchase agreements with our customers on a regular basis, which provides pricing and contractual certainty and mitigates the risk of unforeseen client loss. As of September 30, 2026, we had $384.3 million of total committed forward flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there was no change made in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b)	Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

(c)	Insider trading arrangements and policies

On August 21, 2026, the Company’s President of the U.S. Business lines, Mr. Mark Zellman, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The plan provides for the potential sale of up to 168,000 shares of the Company’s common stock during the period beginning on November 19, 2026 and ending on July 30, 2027, subject to the terms and conditions of the plan. Other than the foregoing, during the three months ended September 30, 2026, none of our directors and officers (as defined in Rule 16a-1(f)) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Jefferson Capital, Inc.	S-1/A	333-287488	3.2	6/24/2025
3.2	Amended and Restated Bylaws of Jefferson Capital, Inc.					*
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-287488	4.1	6/13/2025
4.2	Indenture, dated as of August 4, 2021, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), as trustee.	S-1	333-287488	4.2	5/21/2025
4.3	Form of 6.000% Senior Notes due 2026 (included in Exhibit 4.2)	S-1	333-287488	4.3	5/21/2025
4.4	Indenture, dated as of February 2, 2024, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.4	5/21/2025
4.5	Form of 9.500% Senior Notes due 2029 (included in Exhibit 4.4).	S-1	333-287488	4.5	5/21/2025

4.6	Indenture, dated as of May 2, 2025, by and among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	S-1	333-287488	4.6	5/21/2025
4.7	Form of 8.250% Senior Notes due 2030 (included in Exhibit 4.6).	S-1	333-287488	4.7	5/21/2025
4.8	First Supplemental Indenture, dated as of August 20, 2026, among Jefferson Capital Holdings, LLC, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-42718	4.3	8/21/2026
4.9	Stockholders Agreement	10-Q	001-42718	4.8	8/14/2025
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)					*

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 12, 2026

Jefferson Capital, Inc.

By:	/s/ David Burton
Name:	David Burton
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Christo Realov
Name:	Christo Realov
Title:	Chief Financial Officer
(Principal Financial Officer)